Form 10QSB
period 1996-03-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1996-06-28
CIK 839426

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended     March 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934

               For the transition period from

             Commission file number      33-24299

                CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
          (Exact name of registrant as specified in its charter)

     Colorado                                      93-0962072
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification No.)

5525 Erindale Drive, Suite 201
Colorado Springs, Colorado                            80918
(Address of principal executive offices)            (Zip Code)

                          (719) 260-8509
           (Registrant's telephone number, including area code)

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock           Amount Outstanding
      $.0001 par value       1,529,546 shares outstanding
       Common Stock               at June 24, 1996



              CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                             Index

Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations

Part II - OTHER INFORMATION


SIGNATURES



Consolidated Capital of North America, Inc.
Consolidated Balance Sheet
                                                     Unaudited
                                                      March      December
                                                     31, 1996    31, 1995
ASSETS

Current Assets:

Cash And Cash Equivalents                              $3,446      $6,494
Notes Receivable & Accrued Interest                   149,415     162,173
Notes Receivable & Accrued Interest -
Related Party                                         159,633     143,609

Total Current Assets                                  312,494     312,276

Undeveloped Real Estate, at cost                      284,687     284,687

Equity Investment And Advances                              0           0

Other Assets:

Long-Term Portion Of Notes Receivable                       0      84,240
Equipment Held For Resale                              25,209      25,209
Prepaid Expenses                                        4,813       6,166
Marketable Securities                                  37,500      37,500

Total                                                  67,522     153,115

TOTAL ASSETS                                         $664,703    $750,078


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Current Portion - Notes Payable                      $112,000    $193,000
Current Portion - Notes Payable
- - - Related Parties                                      12,524      11,700
Accounts Payable - Trade                               29,939      28,631
Accrued Expenses                                       35,611      26,348

Total                                                 190,074     259,679

Long-Term Portion Of Notes Payable                          0           0

Total Liabilities                                     190,074     259,679


Minority Interest                                     124,172     124,172


SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
Authorized 10,000,000 Shares; None outstanding

Common Stock, $.0001 Par Value; Authorized
50,000,000 Shares; Issued and outstanding shares
1,529,546 and 1,529,546 shares                            153         153

Additional Paid-In Capital                            832,075     832,075

Accumulated Deficit                                  (481,771)   (466,001)

TOTAL SHAREHOLDERS' EQUITY                            350,457     366,227

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $664,703    $750,078

See Accompanying Notes To These Consolidated Financial Statements.


Consolidated Capital of North America, Inc.
Unaudited
Consolidated Statement Of Operations
                                           Three Months     Three Months
                                               Ended            Ended
                                              March 31       March 31
                                                1996          1995
Revenue:
Sale Of Real Estate                              $0            $0
Cost Of Real Estate Sold                          0             0
Gross Profit From Sales                           0             0

Depreciation And Amortization                 1,353             0
General And Administrative                    7,994         7,447
Interest                                      5,350        12,041
Personnel And Consulting, related parties     9,000         13250
Taxes - Payroll & Property                       67             0

Total Expenses                               23,764        32,738

Operating Profit (Loss)                     (23,764)      (32,738)

Other Income (Expense):

Minority Interest In Loss Of Joint Venture    3,264         4,420
Equity (Loss) In Affiliates                       0        (8,141)
Gain On Sale Of Affiliates                        0             0
Interest                                      7,994             0
Other                                             0        18,639

Total                                        11,258        14,918

Net Income                                 ($12,506)     ($17,820)

Net Income Per Common Share                  ($0.01)       ($0.01)

Common Shares Outstanding                 1,529,546     1,304,546

See Accompanying Notes To These Consolidated Financial Statements.


Consolidated Capital of North America, Inc.
Unaudited
Consolidated Cash Flow Statement

                                           Three Months  Three Months
                                               Ended       Ended
                                             March 31     March 31
                                               1996        1995
Cash Flows From Operating Activities:

Net (Loss)                                  ($12,506)   ($17,820)
Amortization And Depreciation                  1,353           0
Equity Loss In Affiliate                           0       8,141
Minority Interest In (Loss)                   (3,264)     (4,420)
(Increase) In Accounts Receivable                  0        (824)
(Increase) In Interest Receivable             (8,002)          0
Increase (Decrease) In Accounts Payable        1,308     (35,311)
Increase (Decrease) In Accrued Expenses        9,263           0

Net Cash Flows From Operations               (11,848)    (50,234)

Cash Flows From Investing Activities:

Proceeds From Sale Of Assets                       0       3,000
Collections Of Notes Receivable              105,000      72,000
Advances  To Related Parties                 (16,024)          0
Purchase Of Equity Investments                     0      (1,973)
Purchase Of Land                                   0     (13,362)

Net Cash Flows Provided By Investing:         88,976      59,665

Cash Flows From Financing Activities:

Proceeds From Borrowing                          824     115,000
Payments Of Debt                             (81,000)    (92,600)
Distributions To Joint Venture Partners            0     (29,603)

Net Cash Flows Provided By Financing         (80,176)     (7,203)

Net Increase (Decrease) In Cash               (3,048)      2,228

Cash At Beginning Of Period                    6,494       1,676

Cash At End Of Period                         $3,446      $3,904

Supplementary Disclosure Of Cash Flow Information

Noncash Financing Activities:                     $0          $0

See Accompanying Notes To These Consolidated Financial Statements.



            NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. Unaudited Information. The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the
 results of operations for the interim periods presented.   The adjustments
 consist only of normal reoccurring accruals. The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

2. Notes. Management has elected to omit substantially all notes to the Company's financial statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, as this Report incorporates the notes to the Company's year end financial statements.

3. Termination of Development Stage Status. Management has determined that the Company is no longer in the development stage and has therefore not included the additional financial information required by FASB 7.

4. Stock Split. All references to Common Stock outstanding have been adjusted retroactively to reflect a 200-for-1 reverse stock split effective January 15, 1991.

5. Basis of Presentation. The Company was incorporated under the laws of the State of Delaware on November 24, 1987, and reincorporated as a Colorado corporation on March 17, 1992. The Company's primary business is in the real estate industry.

6. Equity Investment. The Company formerly accounted for its interest in investments for which it had less than a 50% interest under the equity method. Under this method, the Company's proportionate share of the equity investment's income or loss either increased or decreased the Company's investment. As of December 31, 1995, the Company discontinued using the equity method because its share of the investee's losses reduced the investment below zero.

7. Bear Star Limited Liability Company. During 1995, notes receivable of the Company were assigned to Bear Star in connection with the reorganization of that entity. This reorganization resulted in the Company owning approximately 19% of Bear Star (as compared to an indirect interest of 12% in 1994) and acquiring a note receivable of $22,897 from Columbine. Bear Star is organized to sell developed and undeveloped homesites.

     The Company's original indirect interest in Bear Star was acquired through advances of approximately $114,000. Bear Star has substantial obligations, including notes payable of $2,164,534 as of March 31, 1996.
 In addition, certain improvements must be made to the property prior to the sale of lots for modular homes. The Company has not guaranteed these obligations but the ultimate realization of its advances will be dependent upon Bear Star's satisfaction of such obligations and the ability to raise capital for the improvements to the property. The Company believes financial commitments from other members of Bear Star, as well as future sales of Bear Star homesites to other sales companies will enable it to meet such obligations.



          CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The liquidity and capital resources of Consolidated Capital of North America, Inc. (the "Company") increased slightly from fiscal year end December 31, 1995. The Company's working capital of $122,420 at March 31, 1996 represents an increase of $69,823 from December 31, 1995. This increase is attributable to the receipt of proceeds of the sale of certain real estate consummated in fiscal year 1995 and a concurrent reduction of a note payable. Despite this increase in working capital, however, the Company requires additional liquidity, as it had no cash and accounts payable approximately of $30,000, accrued expenses of approximately $36,000 and notes payable of $112,000 at March 31, 1996. As discussed in the Notes to Unaudited Financial Statements, management does not anticipate repayment of any advances from Bear Star pending sale of additional lots in that development. Accordingly, the Company will be dependent upon collection of notes receivable from purchasers of portions of the Northcrest property.


     The Company continues to require capital from outside sources to attain profitable operation and fulfill its business plan. Management anticipates that while the Company's current assets and undeveloped real estate are sufficient to satisfy existing liabilities, the Company will not attain profitable operations on a consistent basis without additional assets and increased revenue. In order to meet that objective, management is considering additional mergers, acquisitions, or other reorganizations to expand operations.


Results of Operations

     For the three months ended March 31, 1996, the Company realized a net loss of $12,506 on no revenues. The results of operations for the three months ended March 31, 1996 were substantially similar to the results for the three months ended March 31, 1995, during which the Company lost $17,820. The only revenues anticipated by the Company are from sales of remaining portions of the Northcrest or Bear Star properties. Since the Company did not record any sales during the first three months of fiscal 1996, no revenues were realized. Pursuant to a contract executed in the second quarter of fiscal 1996, the Company closed the remaining Northcrest property on June 24, 1996, to be reported in the second fiscal quarter.

     Expenses were reduced slightly during the first three months of 1996 as compared to the comparable period of 1995, to $23,764 from $32,738, respectively. A reduction in interest and personnel expenses represented the greatest portion of that reduction. The Company accrued an interest receivable of approximately $8,000 from Bear Star L.L.C., Glacier Valley Holding Corporation, Columbine Home Sales L.L.C. and JBS Corporation, helping to reduce the losses for the quarter.


             PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

          Not applicable.


Item 2.  Changes in Securities.

          Not applicable.


Item 3.  Defaults Upon Senior Securities.

          Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

          Not applicable.


Item 5.  Other Information.

          Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         A.   Exhibits:  None.


         B.   Reports on Form 8-K:  None.


                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Consolidated Capital of North America, Inc.
                      (Registrant)




Date:  June 28, 1996   \s\Raymond E. McElhaney
                       By:Raymond E. McElhaney
                       President/Treasurer, Chief Executive Officer
                       Financial Officer and
                       Chairman of the Board of Directors