Form 10QSB
period 1996-06-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1996-08-14
CIK 839426

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      June 30, 1996

                                  OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from

                 Commission file number      33-24299

             CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
       (Exact name of registrant as specified in its charter)

     Colorado                                       93-0962072
(State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization)               (Identification No.)

5525 Erindale Drive, Suite 201
Colorado Springs, Colorado                                80918
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

          Class of Stock                   Amount Outstanding
         $.0001 par value                    1,529,546 shares
            Common Stock                        outstanding
                                            at August 12, 1996


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
Consolidated Balance Sheet

                                                Unaudited    Audited
                                                  June       December
                                                 30, 1996    31, 1995
ASSETS

Current Assets:

Cash And Cash Equivalents                         $7,819      $6,494
Notes Receivable & Accrued Interest              164,140     162,173
Notes Receivable & Accrued Interest -
Related Party                                    161,594     143,609

Total Current Assets                             333,553     312,276

Undeveloped Real Estate, at cost                       0     284,687

Property and Equipment (Net of Accumulated
Depreciation)                                          0           0

Other Assets:

Long-Term Portion Of Notes Receivable
& Accrued Interest                               487,285      84,240
Equipment Held For Resale                         21,009      25,209
Prepaid Expenses                                       0       6,166
Marketable Securities                             37,500      37,500

Total                                            545,794     153,115

TOTAL ASSETS                                    $879,347    $750,078


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES


Current Liabilities:

Current Portion - Notes Payable                       $0    $193,000
Current Portion - Notes Payable
- - - Related Party                                   23,700      11,700
Accounts Payable - Trade                          40,054      28,631
Accrued Expenses                                  43,353      26,348

Total                                            107,107     259,679

Long-Term Portion Of Notes Payable                     0           0

Total Liabilities                                107,107     259,679


Minority Interest                                271,222     124,172


SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
Authorized 10,000,000 Shares; Series A:
authorized, issued and outstanding -0- at June 30, 1996 and -0- Shares at Dec. 31, 1995.

Common Stock, $.0001 Par Value;
Authorized 50,000,000 Shares; Issued
and outstanding shares 1,529,546 and
1,529,546 shares                                      153        153

Additional Paid-In Capital                        832,075    832,075

Retained Deficit                                 (331,210)  (466,001)

TOTAL SHAREHOLDERS' EQUITY                        501,018    366,227

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $879,347   $750,078

See Accompanying Notes To These Consolidated Financial Statements.


Consolidated Capital of North America, Inc.
Unaudited
Consolidated Statement Of Operations

                                         Three Months  Three Months
                                             Ended         Ended
                                            June 30,      June 30,
                                              1996         1995
Revenue:
Sale Of Real Estate                        $668,250      $168,638
Cost Of Real Estate Sold                    345,016        34,803

Gross Profit                                323,234       133,835

Depreciation And Amortization                 4,813             0
General And Administrative                   14,385        18,334
Interest                                      2,877             0
Personnel And Consulting                      9,000        15,931
Taxes - Payroll & Property                      177         9,164

Total Expenses                               31,252        43,429

Operating Profit (Loss)                     291,982        90,406

Other Income (Expense):

Minority Interest In Profit of
Joint Venture                              (150,314)     (56,637)
Equity (Loss)                                     0      (11,465)
(Loss) On Asset Sales                        (1,750)           0
Interest                                      7,379        3,644
Other                                             0      (11,235)

Total                                      (144,685)     (75,693)

Net Income                                 $147,297      $14,713

Net Income Per Common Share                   $0.10        $0.01

Common Shares Outstanding                 1,529,546    1,529,546

See Accompanying Notes To These Consolidated Financial Statements.


Consolidated Capital of North America, Inc.
Unaudited
Consolidated Statement Of Operations

                                         Six Months   Six Months
                                            Ended         Ended
                                           June 30,      June 30,
                                            1996         1995
Revenue:
Sale Of Real Estate                        $668,250      $168,638
Cost Of Real Estate Sold                    346,591        34,803

Gross Profit                                321,659       133,835

Depreciation And Amortization                 6,166             0
General And Administrative                   20,804        25,781
Interest                                      8,227        21,205
Personnel And Consulting                     18,000        29,181
Taxes - Payroll & Property                      244             0

Total Expenses                               53,441        76,167

Operating Profit (Loss)                     268,218        57,668

Other Income (Expense):

Minority Interest In Profit of
Joint Venture                              (147,050)     (52,217)
Equity (Loss)                                     0      (19,606)
(Loss) On Asset Sales                        (1,750)           0
Interest                                     15,373        7,415
Other                                             0        3,633

Total                                      (133,427)     (60,775)

Net Income                                 $134,791       (3,107)

Net Income Per Common Share                   $0.09       ($0.00)

Common Shares Outstanding                 1,529,546    1,529,546

See Accompanying Notes To These Consolidated Financial Statements.


Consolidated Capital of North America, Inc.
Unaudited
Consolidated Cash Flow Statement



                                          Six Months   Six Months
                                             Ended        Ended
                                            June 30,     June 30,
                                              1996        1995


Cash Flows From Operating Activities:

Net Profit (Loss)                            $134,791    ($3,107)
Amortization And Depreciation                   6,166          0
Equity Loss In Affiliate                            0     19,606
Minority Interest Gain                        147,050     52,217
(Loss) On Asset Sales                           1,750          0
(Increase) In Accounts Receivable                   0       (824)
(Increase) In Interest Receivable              (6,540)         0
(Increase) Decrease In Inventory-Other Assets       0      2,999
(Increase) Decrease In Inventory-Land         284,687     34,803
Increase (Decrease) In Accounts Payable        28,428    (11,730)

Net Cash Flows From Operations                596,332     93,964

Cash Flows From Investing Activities:

Notes Receivable From Land Sales             (605,750)  (196,630)
Payments Received From Notes Receivable       190,000          0
Payments Received From Notes Receivable -
Related Parties                                 5,480          0
Advances Made To Related Parties               (6,187)         0
Proceeds From Asset Sales                       2,450          0

Net Cash Flows Provided By Investing:        (414,007)  (196,630)


Cash Flows From Financing Activities:

Proceeds From Borrowing                             0    350,000
Proceeds From Joint Venture Partner                 0     21,072
Payments To Related Party                           0    (87,967)
Payments Of Debt                             (193,000)  (124,000)
Advances From Related Parties                  12,000          0
Distributions To Joint Venture Partners             0    (57,045)

Net Cash Flows Provided By Financing          (181,000)   102,060

Net Increase (Decrease) In Cash                  1,325      (606)
Cash At Beginning Of Period                      6,494      1,676

Cash At End Of Period                            7,819      1,070


Supplementary Disclosure Of Cash Flow Information:

Noncash Financing Activities:                       $0         $0


            See Accompanying Notes To These Consolidated
Financial Statements.


             NOTES TO UNAUDITED FINANCIAL STATEMENTS



1. Unaudited Information. The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

2. Notes. Management has elected to omit substantially all notes to the Company's financial statements. Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, as this Report incorporates the notes to the Company's year-end financial statements.

3. Termination of Development State Status. Management has determined that the Company is no longer in the development stage and has therefore not included the additional financial information required by FASB-7.

4. Stock Split. All references to Common Stock outstanding have been adjusted retroactively to reflect a 200-for-1 reverse stock split effective January 15, 1991.

5. Basis Of Presentation. The Company was incorporated under the laws of the State of Delaware on November 24, 1987, and reincorporated as a Colorado corporation on March 17, 1992. The Company's primary business is in the real estate and manufactured home industries. The unaudited Consolidated Financial Statements of the Company include the Company and its majority owned subsidiary, Northcrest Joint Venture.

6. Equity Investment The Company formerly accounted for its interest in investments for which it has less than a 50% interest under the equity method. Under this method, the Company's proportionate share of the equity investment's income or loss either increased or decreased the Company's investment. As of December 31, 1995, the Company discontinued using the equity method because its share of the investee's losses reduced the investment below zero.

7. Bear Star Limited Liability Company. During 1995, notes receivable of the Company were assigned to Bear Star in connection with the reorganization of that entity. This reorganization resulted in the Company owning approximately 19% of Bear Star (as compared to an indirect interest of 12% in 1994) and acquiring a note receivable of $22,897 from Columbine. Bear Star is organized to sell developed and undeveloped home sites.

The Company's original indirect interest in Bear Star was acquired through advances of approximately $114,000. Bear Star has substantial obligations, including notes payable of $1,757,361 as of June 30, 1996. In addition, certain improvements must be made to the property prior to the sale of lots for modular homes. The Company has not guaranteed these obligations, but the ultimate realization of its advances will be dependent upon Bear Star's satisfaction of such obligations and the ability to raise capital to make necessary improvements to the property. The Company believes that financial commitments from other members of Bear Star, as well as future sales of Bear Star home sites to other sales companies will enable it to meet such obligations.

8. Sale of Real Estate. In a transaction effective June 21, 1996, the Company's majority owned subsidiary, Northcrest, sold the balance of its real estate inventory to an independent third party. The property was sold for a price of $668,250, which was reduced by an improvement credit of $50,000 given to the buyer, prior buyer's deposits of $5,000 and miscellaneous closing costs paid by the Company of $1,629. The remaining balance due was $611,620, of which $5,870 was paid at closing and the balance of $605,750 represented by a non-recourse promissory note in favor of Northcrest. Principal is payable in equal monthly installments of $10,000 commencing October 21, 1996, and continuing until May 21, 1998. Thereafter the monthly payments increase to $16,000 until the note is paid in full or June 21, 2000, when the remaining principal and accrued interest are payable in full. All such monthly payments shall be applied towards the outstanding principal amount of the promissory note. Interest at the rate of 9 1/4% per annum shall be paid on the maturity date. The promissory note is secured by a deed of trust on the property in favor of Northcrest.


          CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The liquidity and capital resources of Consolidated Capital of North America, Inc. ("the Company") improved from December
31, 1995 to June 30, 1996.   Working capital increased from
$52,597 to $226,446, an increase of $173,849. This improvement is attributable solely to the sale of real property held by the Company for sale. Proceeds from the sale of that property were used to retire a note payable in the amount of $193,000, substantially reducing the Company's current liabilities at June 30, 1996. Such current liabilities were reduced from $259,679 to $107,107, a decrease of $152,572. Current assets also increased slightly, from $312,276 at December 31, 1995 to $333,553 at June 30, 1996.

     Notwithstanding the improvement in financial condition, the Company continues to require cash from outside sources to satisfy its liabilities. Substantially all of the Company's assets consist of notes receivable which cannot be readily converted into cash. A promissory note in the principal amount of $605,750 received by the Company in connection with the sale of property in June, 1996 is payable in monthly installments of $10,000 commencing October, 1996 and continuing until May, 1998, when the monthly installments are increased to $16,000. At June 30, 1996, $120,000 of this note was classified as current. However, the Company does not anticipate receiving payments until October, 1996 at the earliest. The Company also has a note receivable from a related party which is currently in arrears. Finally, a portion of the amount due from the Company's Bear Star affiliate is currently due, although the Company does not anticipate payments will be received until such time as Bear Star is successful in selling a portion of the property comprising that entity. Accordingly, the Company will continue to require cash from outside sources to pay its current and future expenses.
     The Company will continue to require capital from outside source until it can increase its asset base and attain profitable operation on a consistent basis. Management anticipates that while the Company's assets, including notes receivable, will be sufficient to satisfy the Company's existing and anticipated liabilities for the foreseeable future, the Company will continue to require capital from outside sources to continue as a going concern. In order to meet that objective, management is continuing to explore mergers, acquisitions or other reorganizations to expand operations.

Results of Operations

     For the six month period ended June 30, 1996, the Company realized gross revenues of $668,250 and net income of $134,791. Revenues increased from $168,638 for the six months ended June 30, 1995 while net income was increased $137,898 from the net loss of $3,107 for the six months ended June 30, 1995. Net income for the three months ended June 30, 1996 of $147,297 represents an increase of $132,584 for the three months ended June 30, 1995. All of the Company's revenues during 1996 are attributable to the sale of a portion of the Northcrest property.
     In an transaction effective June 21, 1996, the Company sold the balance of its interest in Northcrest. The gross selling price was $668,250. This was reduced by an improvement credit of $50,000 given to the buyer, prior buyer's deposits of $5,000 and miscellaneous closing costs paid by the Company of $1,629. The remaining balance due was $611,620, of which $5,870 was paid at closing and the balance of $605,750 represented by a non-recourse Promissory Note ("Note") payable to Northcrest. Principal is payable in equal monthly installments of $10,000 commencing October 21, 1996, and continuing until May 21, 1998. Thereafter the monthly payments increase to $16,000 until the note is paid in full or June 21, 2000, when the remaining principal and accrued interest are payable in full. All such monthly payments shall be applied towards the outstanding principal amount of the promissory note. Interest at the rate of 9 1/4% per annum shall be paid on the maturity date. The Note is secured by a deed of trust on that portion of the Northcrest development which was transferred at closing, with partial release provisions as payments are received on the Note.

     As of the date of filing this Report, the Company is also negotiating to sell its interest in Bear Star.

     Gross profit on the sale of the real estate was $321,659. That amount was offset by total expenses of $53,441 and other expenses of $133,427 including the minority interest in Northcrest of $147,050 for the six months ended June 30, 1996. Operating expenses for the six months ended June 30, 1996 were reduced from the comparable period ended June 30, 1995, despite an increase in depreciation and amortization. Interest decreased substantially, as the Company repaid notes payable associated with the Northcrest property.

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

          A.  Exhibits:  None

          B.  Reports on Form 8-K:  None.


                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                         (Registrant)




Date: August 14, 1996

                         \s\ Raymond E. McElhaney
                         By: Raymond E. McElhaney
                         President/Treasurer,
                         Chief Executive Officer,
                         Financial Officer and
                         Chairman of the Board of Directors