Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1996-11-06
CIK 839426

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      September 30, 1996

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

     Class of Stock                        Amount Outstanding
    $.0001 par value                 1,529,546 shares outstanding
     Common Stock                          at November 1, 1996



          CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.


                           Index


Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations

Part II - OTHER INFORMATION


SIGNATURES



Consolidated Capital of North America, Inc.
Consolidated Balance Sheet


                                            Unaudited     Audited
                                            September    December
                                             30, 1996    31, 1995
ASSETS

Current Assets:

Cash And Cash Equivalents                     $11,577     $6,494
Notes Receivable & Accrued Interest           165,755    162,173
Notes Receivable & Accrued Interest -
Related Party                                 146,825    143,609

Total Current Assets                          324,157    312,276

Undeveloped Real Estate, at cost                    0    284,687

Property and Equipment (Net of Accumulated
Depreciation)                                       0          0

Other Assets:

Long-Term Portion Of Notes Receivable
& Accrued Interest                            501,408     84,240
Equipment Held For Resale                      21,009     25,209
Prepaid Expenses                                    0      6,166
Marketable Securities                          37,500     37,500

Total                                         559,917    153,115

TOTAL ASSETS                                 $884,074   $750,078



LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Current Liabilities:

Current Portion - Notes Payable                    $0   $193,000
Current Portion - Notes Payable
- Related Party                                22,700     11,700
Accounts Payable - Trade                       38,837     28,631
Accrued Expenses                               52,798     26,348

Total                                         114,335    259,679

Long-Term Portion Of Notes Payable                  0          0

Total Liabilities                             114,335    259,679


Minority Interest                             277,478    124,172


SHAREHOLDERS' EQUITY:

Preferred Stock, Par Value $.01 Per Share;
Authorized 10,000,000 Shares; Series A:
authorized, issued and outstanding -0- at
June 30, 1996 and -0- Shares at Dec. 31, 1995.      0          0

Common Stock, $.0001 Par Value;
Authorized 50,000,000 Shares; Issued
and outstanding shares 1,529,546 and
1,529,546 shares                                   153       153

Additional Paid-In Capital                     832,075   832,075

Retained Deficit                              (339,967) (466,001)

TOTAL SHAREHOLDERS' EQUITY                     492,261   366,227

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $884,074  $750,078

See Accompanying Notes To These Consolidated Financial Statements.



Consolidated Capital of North America, Inc.
Unaudited
Consolidated Statement Of Operations

                                      Three Months   Three Months
                                          Ended          Ended
                                      September 30, September 30,
                                          1996            1995
Revenue:
Sale Of Real Estate                             $0            $0

Cost Of Real Estate Sold                         0             0

Gross Profit                                     0             0

Depreciation And Amortization                    0             0
General And Administrative                   8,459         7,031
Personnel And Consulting                    11,000        11,566
Taxes - Payroll & Property                       0             0

Total Expenses                              19,459        18,597

Operating Profit (Loss)                    (19,459)      (18,597)

Other Income (Expense):

Minority Interest In Profit of
Joint Venture                                (6,257)       4,049
Equity (Loss)                                     0      (13,875)
(Loss) On Asset Sales                             0            0
Interest Income                              18,834        6,444
Interest (Expense)                           (1,875)     (15,755)
Other                                             0          525

Total                                        10,702      (18,612)

Net Income                                  ($8,757)    ($37,209)

Earnings Per Common Share                    ($0.01)      ($0.02)

Weighted Average Common Shares
Outstanding                               1,529,546    1,529,546

See Accompanying Notes To These Consolidated Financial Statements.



Consolidated Capital of North America, Inc.
Unaudited
Consolidated Statement Of Operations

                                       Nine Months   Nine Months
                                           Ended        Ended
                                      September 30, September 30,
                                           1996         1995
Revenue:
Sale Of Real Estate                       $668,250      $342,991

Cost Of Real Estate Sold                   346,591       209,156

Gross Profit                               321,659       133,835

Depreciation And Amortization                6,166             0
General And Administrative                  26,763        32,812
Personnel And Consulting                    31,500        40,747
Taxes - Payroll & Property                     244             0

Total Expenses                              64,673        73,559

Operating Profit (Loss)                    256,986        60,276

Other Income (Expense):

Minority Interest In Profit of
Joint Venture                              (153,307)     (48,168)
Equity (Loss)                                     0      (33,481)
(Loss) On Asset Sales                        (1,750)           0
Interest Income                              34,207       13,859
Interest (Expense)                          (10,102)     (36,960)
Other                                             0        4,158

Total                                      (130,952)    (100,592)

Net Income                                 $126,034     ($40,316)

Earnings Per Common Share                     $0.08       ($0.03)

Weighted Average Common Shares
Outstanding                               1,529,546    1,529,546

See Accompanying Notes To These Consolidated Financial Statements.



Consolidated Capital of North America, Inc.
Unaudited
Consolidated Cash Flow Statement

                                        Nine Months  Nine Months
                                           Ended        Ended
                                      September 30, September 30,
                                            1996         1995


Cash Flows From Operating Activities:

Net Profit (Loss)                          $126,034     ($40,316)
Amortization And Depreciation                 6,166            0
Equity Loss In Affiliate                          0       33,481
Minority Interest Gain                      153,306       48,168
(Loss) On Asset Sales                         1,750            0
(Increase) In Accounts Receivable                 0         (824)
(Increase) In Interest Receivable           (12,543)           0
Decrease In Inventory-Other Assets                0        3,000
Decrease In Inventory-Land                  284,687       36,803
Increase In Accounts Payable & Accrued
Liabilities                                  36,656          398

Net Cash Flows From Operations              596,056       80,710

Cash Flows From Investing Activities:

Notes Receivable From Land Sales           (605,750)    (255,074)
Payments Received From Notes Receivable     190,000       72,000
Payments Received From Notes Receivable -
Related Parties                              10,514            0
Advances Made To Related Parties             (6,187)           0
Proceeds From Asset Sales                     2,450            0

Net Cash Flows Provided By Investing:      (408,973)    (183,074)


Cash Flows From Financing Activities:

Proceeds From Borrowing                           0      350,000
Proceeds From Investments                         0       23,367
Payments To Related Party                    (1,000)     (81,344)
Payments Of Debt                           (193,000)    (132,200)
Minority Interest in Subsidiary              12,000       22,074
Distributions To Joint Venture Partners           0      (81,650)

Net Cash Flows Provided By Financing       (182,000)     100,247

Net Increase (Decrease) In Cash               5,083       (2,117)
Cash At Beginning Of Period                   6,494        1,676

Cash At End Of Period                       $11,577        ($441)


Supplementary Disclosure Of Cash Flow Information:

Noncash Financing Activities:                    $0           $0

Common Stock Issued for Preferred Shares:        $0       $4,500

Cash Paid For Interest:                        $805      $36,960

See Accompanying Notes To These Consolidated Financial Statements.


             NOTES TO UNAUDITED FINANCIAL STATEMENTS


1. Unaudited Information. The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ended December 31, 1996.

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

7. Bear Star Limited Liability Company. During 1995, notes receivable of the Company were assigned to Bear Star in connection with the reorganization of that entity. This reorganization resulted in the Company owning approximately 19% of Bear Star (as compared to an indirect interest of 12% in 1994) and acquiring a note receivable of $22,897 from Columbine. Bear Star is organized to sell developed and undeveloped manufactured homesites.

    The Company's original indirect interest in Bear Star was acquired through advances of approximately $114,000. Bear Star has substantial obligations, including notes payable of $1,046,434 as of September 30, 1996. In addition, certain additional improvements must be made to the property prior to the sale of lots for modular homes. The Company has not guaranteed these obligations, but the ultimate realization of its advances will be dependent upon Bear Star's satisfaction of such obligations and the ability to raise capital to make necessary improvements to the property. The Company believes financial commitments from other members of Bear Star, as well as future sales of Bear Star homesites to other sales companies will enable it to meet such obligations.

8. Sale of Real Estate. In a transaction effective June 21, 1996, the Company's majority owned subsidiary, Northcrest, sold the balance of its real estate inventory to an independent third party. The property was sold for a price of $668,250, which was reduced by an improvement credit of $50,000 given to the buyer, prior buyer's deposits of $5,000 and miscellaneous closing costs paid by the seller of $1,629. The remaining balance due of $605,750 represented by a non-recourse promissory note in favor of Northcrest. Principal is payable in equal monthly installment of $10,000 commencing October 21, 1996, and continuing until May 21, 1998. Thereafter the monthly payments increase to $16,000 until the note is paid in full or June 21, 2000, when the principal and accrued is payable in full. All such monthly payments shall be applied towards the outstanding principal amount of the promissory note. Interest at the rate of 9 1/4% per annum shall be paid on the maturity date. The promissory note is secured by a deed of trust on the property in favor of Northcrest.

9. Subsequent Events. Effective October 3, 1996, Northcrest discounted a portion of the note receivable described in Note 8 above. The Joint Venture accepted payment in the amount of $172,000 in payment of that portion of the Note represented by the $10,000 installments due and payable commencing October 21, 1996. The Company's portion of the proceeds were utilized to reduce current liabilities, including trade payables and notes payable to related parties. Remaining installments under the Note are scheduled to commence in 1998.



          CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The liquidity and capital resources of Consolidated Capital of North America, Inc. (the "Company") improved from December
31, 1995 to September 30, 1996, although remained substantially
unchanged from the prior quarter ended June 30, 1996.   Working
capital at September 30, 1996 was $209,822, compared to $52,597 at December 31, 1995 and $226,446 at June 30, 1996. The
improvement from fiscal year end is attributable solely to the sale of real property held by the Company for sale. That transaction was completed during the quarter ended June 30, 1996.
 Since that date, the Company's working capital has decreased only slightly, as a result of payment of general and administrative expenses.

     Management anticipates that existing liquidity and capital resources are sufficient for the balance of the current fiscal year and the foreseeable portion of fiscal 1997. The Company's only immediate needs for working capital are general and administrative expenses, including salaries and consulting, legal and accounting fees incurred by the Company. Proceeds from the payment of current and long-term notes receivable should be sufficient to defray these cash requirements for the foreseeable future. Development at the Bear Creek property, in which the Company owns an interest through a limited liability company, is not anticipated to require substantial capital in the foreseeable future.

     In an effort to enhance its liquidity, the Company is currently exploring alternatives for sale of the Bear Creek property. The assets of that entity consist of partially developed real estate utilized as a manufactured home community.
 The limited liability company had previously marketed lots on an individual basis to manufactured home dealers located in and around Colorado Springs in which the community is located. The Company is currently negotiating to sell the entire project, although as of the date of filing this Report, no definitive agreement has been reached. It is anticipated that the Company will continue these negotiations in an effort to maximize proceeds of the sale.

     On a long term basis, the Company will require additional capital resources from an outside source until it can increase its asset base and attain profitable operation on a consistent basis. Management continues to exploration alternatives to meet that objective. Management is currently considering additional opportunities in the real estate industry, or a merger with, or acquisition of, a privately held company engaged in a variety of industries. The Company's ultimate objective is to obtain assets and operations sufficient to qualify for listing in NASDAQ to increase interest in the Company's stock.

Results of Operations

     For the nine month period ended September 30, 1996, the Company realized gross revenues of $668,250 and net income of $126,034, or $.08 per share. The Company's revenues were unchanged from the three months ended June 30, 1996, as no additional sales were recorded during the current period. All of the Company's revenues during 1996 are attributable to the sale of real estate in which the Company held an interest. Since all of the Northcrest property was sold earlier this year, any remaining sales would come from sale of the Bear Creek property, of which there is no assurance.

     Net income for the nine months ended September 30, 1996 increased $166,350 or 413 % over the comparable period of 1995. Such increase is attributable to greater revenues from the sale of real estate during 1996. Overhead expenses, such as general and administrative, depreciation and amortization, remained generally constant for the first nine months of 1996, compared to the comparable period in 1995.

     Management is unable to predict with any degree of certainty future operating results, pending identification and evaluation of additional business opportunities. However, it is not anticipated that the Company will generate substantial revenues, profits or losses until the Company completes an additional merger or acquisition.

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


Date:  November 06, 1996

                               \s\ Raymond E. McElhaney
                               By: Raymond E. McElhaney
                               President/Treasurer,
                               Chief Executive Officer,
                               Financial Officer and
                               Chairman of the Board of Directors