Form 10KSB
period 1996-12-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1997-04-23
CIK 839426

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996

                           Commission File No. 0-21821

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

              COLORADO                                    93-0962072
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


               410 17TH STREET, SUITE 400, DENVER, COLORADO 80202
                                 (888) 313-8051
       (Address of principal executive offices; issuer's telephone number)



Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Shares

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

         Issuer's revenues for the most recent fiscal year:   $ 17,269

         The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $17,531,649. The aggregate market value was based upon the mean between the closing bid and asked price for the Common Shares as reported on the NASD Electronic Bulletin Board as of March 3, 1997.

         As of March 3, 1997, there were 15,705,460 of the Issuer's Common Shares outstanding.

                      Documents Incorporated by Reference:

                                      None

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1996

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.


PART I

         Item 1.    Description of Business.......................................   1
         Item 2.    Description of Property.......................................  11
         Item 3.    Legal Proceedings.............................................  12
         Item 4.    Submission of Matters to a Vote
                      of Security Holders.........................................  12

PART II


         Item 5.    Market for Common Equity and Related
                      Stockholder Matters.........................................  13
         Item 6.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operation..................  14
         Item 7.    Financial Statements and Supplementary Data...................  17
         Item 8.    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure......................  17

PART III


         Item 9.    Directors and Executive Officers..............................  19
         Item 10.   Executive Compensation........................................  21
         Item 11.   Security Ownership of Certain
                      Beneficial Owners and Management............................  25
         Item 12.   Certain Relationships and
                      Related Transactions........................................  27
PART IV


         Item 13.   Exhibits and Reports on Form 8-K..............................  28

SIGNATURE PAGE.................................................................... S-1

FINANCIAL STATEMENTS.............................................................. F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY OF THE COMPANY

         Consolidated Capital of North America, Inc. (the "Company") was incorporated under the laws of the State of Delaware on November 24, 1987. In March 1992, the Company was reincorporated in the State of Colorado through the merger of the Delaware corporation into a newly formed Colorado corporation.

         The Company was originally organized to take advantage of potential business opportunities made available to the Board of Directors. Commencing in 1989 the Company investigated business opportunities in various industries and in 1991 the Company acquired an interest in a natural gas pipeline located in southeast Kansas and northeast Oklahoma. The pipeline was operated by an independent third party on behalf of the Company and its joint venture partner until May 1993, when the pipeline was sold.

         Commencing in 1994, the Company focused on real estate development and acquired an interest in two entities participating in the real estate industry in Colorado Springs, Colorado - the Northcrest Joint Venture and the Bear Star Limited Liability Company. The Northcrest Joint Venture owns undeveloped real estate east of Colorado Springs which has been zoned for single family residential development. The Company owned a 53% interest in that entity until such interest was sold in January 1997 prior to the Merger described below. Bear Star Limited Liability Company was organized to develop and market partially developed real estate west of Colorado Springs and zoned for single family manufactured homes. The Company owned an 18.54% interest in that entity until such interest was sold in April 1997. See "Narrative Description of Business - Real Estate Development Business" for a description of the Northcrest Joint Venture and the Bear Star Limited Liability Company.

         During 1995, the Company organized the Golden Prairie Joint Venture to acquire additional real estate adjoining the Northcrest Joint Venture property. The Company sold its interest in the Golden Prairie Joint Venture in November 1995. See "Narrative Description of Business - Real Estate Development Business" for a description of the Golden Prairie Joint Venture.

         On January 21, 1997, Consolidated Land & Cattle Company, a subsidiary of the Company, merged with Angeles Acquisition Corp. ("Angeles Acquisition"), a privately held company, with Angeles Acquisition surviving the Merger as a wholly owned subsidiary of the Company (the "Merger"). Prior to the Merger, Angeles Acquisition had acquired Angeles Metal Trim Co., which does business as Angeles Metal Systems ("Angeles"), for a purchase price of $3,450,000 which was paid in cash to the former shareholders of Angeles. Angeles and its wholly owned subsidiary, California Building Systems, Inc. ("CBS"), fabricate and sell steel framing materials for commercial and residential structures. CBS has also developed a low-cost complete steel frame housing structure. Angeles is a wholly owned subsidiary of Angeles Acquisition. See "Narrative Description of Business
- Angeles Metal Systems" for a description of the business of Angeles and CBS. Information on the Merger, the acquisition of Angeles, and the obligations of the Company incurred in connection with such acquisition appears in Note H of the Notes to Consolidated

Capital of North America, Inc.'s Financial Statements for December 31, 1996 that are included in this report. See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation."

         Prior to the Merger, the Company sold certain assets of the Company, including the Company's interest in the Northcrest Joint Venture, to the three executive officers and directors (the "Former Directors") of the Company (the "Asset Sale"). In the Asset Sale, the Former Directors of the Company provided certain consideration and assumed all obligations of the Company existing prior to the Merger. See "Item 12. Certain Relationships and Related Transactions" for a description of the Asset Sale. Subsequent to the Merger, the Former Directors resigned as directors and executive officers of the Company and new officers and directors were appointed to serve in such positions. See "Item 9. Directors and Executive Officers" for information regarding the new directors and officers of the Company.

         In the Merger, the Company issued 8,638,003 new Common Shares to the sole stockholder of Angeles Acquisition. Immediately following the Merger, the Company sold 5,496,911 Common Shares in a private transaction to seven purchasers for an aggregate purchase price of $1.0 million (the "Share Issuance").

         With the recent acquisition of Angeles, the Company intends to focus on the steel frame building business and complementary businesses.

NARRATIVE DESCRIPTION OF BUSINESS

                        Real Estate Development Business

         During the fiscal year ended December 31, 1996, the Company's operations were exclusively in the real estate development business described below. Prior to the Merger, the Company sold certain assets of the Company, including the Company's interest in the Northcrest Joint Venture, to the Former Directors of the Company in the Asset Sale. As part of the Asset Sale, the Former Directors assumed all obligations of the Company existing prior to the Merger. See "Item 12. Certain Relationships and Related Transactions" for a description of the Asset Sale. As described above, in April 1997 the Company sold its interest in Bear Star.

         The Northcrest Joint Venture. The Company's first real estate endeavor was the proposed development of land for resale in connection with construction of single family homes. In April 1994, the Company advanced $200,000 to an unrelated party in conjunction with the acquisition by that party of a 75 acre parcel of property, commonly known as the "Northcrest Development," located east of Colorado Springs. Shortly after the acquisition, 16 acres of that parcel were transferred. The remaining 59 acres were proposed for development of approximately 189 lots.

         In July 1994, the Company acquired an interest in the property through the formation of the Northcrest Joint Venture (the "Northcrest Joint Venture") with Glacier Valley Holding Corporation ("Glacier Valley") and certain other entities for purposes of developing the property. The property was originally acquired by Glacier Valley for $550,000, including Northcrest Joint Venture contributions of $325,000 and a promissory note for $225,000 (the "Glacier Valley Note"). The Northcrest Joint Venture owns the property in fee simple.

         The Company's initial investment in the Northcrest Joint Venture consisted of approximately $200,000 cash in exchange for a 53% interest in the Northcrest Joint Venture. The investment represented conversion of a previously outstanding loan by the Company. The Company was also obligated to pay its pro-rata share of all expenses associated with development and sale of the property. The Company acted as manager of the Northcrest Joint Venture.

         In exchange for their relative contributions, the Northcrest Joint Venture participants were entitled to share in distributions. Cash flow generated by sale of the property was distributed to the participants in the discretion of the Company in proportion to their respective interests in the Northcrest Joint Venture.

         The primary purpose of the Northcrest Joint Venture was to complete installation of improvements to the property and resell all or a portion of the lots for construction of detached, single family homes by independent parties. However, prior to commencing any development work, the Northcrest Joint Venture received an offer to purchase a portion of the property which included development by the purchaser. Accordingly, in September 1994, after completing required platting, the Northcrest Joint Venture executed an agreement to sell 27 of the 189 lots comprising the development to JBS Corporation, an unaffiliated third party, and the Company granted an option to JBS with regard to the remaining lots, which option was contingent upon completion of the initial purchase. Through December 31, 1995, the Company sold 90 lots to JBS Corporation.

         The purchase price for the initial 27 lots was $162,000, of which $60,000 was paid at closing and the balance represented by a promissory note in the amount of $102,000 which has been paid in full. The sale price for the next 63 lots on May 11, 1995 consisted of $50,000 paid at closing and the balance represented by a promissory note in favor of the Northcrest Joint Venture in the amount of $265,000 which has been paid in full.

         On April 12, 1996, the Company entered into a new option agreement with Elite Properties of America ("Elite"), an unaffiliated third party, to sell the remaining 99 lots of the development. In a transaction effective June 21, 1996, the Northcrest Joint Venture sold the remaining 99 lots to Elite. The property was sold for a price of $668,250, which was reduced by an improvement credit of $50,000 given to Elite, prior deposits of $5,000 and miscellaneous closing costs paid by the Company of $1,629. The remaining balance due was $611,620, of which $5,870 was paid at closing and the balance of $605,750 represented by a non-recourse promissory note in favor of the Northcrest Joint Venture (the "Elite Note"). Principal is payable in equal monthly installments of $10,000 commencing October 21, 1996, and continuing until May 21, 1998. Thereafter, the monthly payments increase to $16,000 until the Elite Note is paid in full or June 21, 2000, when the remaining principal and accrued interest are payable in full. Interest at the rate of 9 1/4% per annum is due on the maturity date. The Elite Note is secured by a deed of trust on the property in favor of the Northcrest Joint Venture. Effective October 3, 1996, the Northcrest Joint Venture discounted a portion of the Elite Note and accepted payment in the amount of $172,000 in payment of that portion of the Elite Note represented by the $10,000 installments due and payable commencing October 21, 1996. Remaining installments under the Elite Note are scheduled to commence in 1998.

         Prior to the January 1997 Merger, the Company sold its entire interest in the Northcrest Joint Venture and its interest in the Elite Note to the Former Directors of the Company as part of the Asset Sale. In such Asset Sale the Former Directors of the Company provided certain consideration and assumed all obligations of the Company existing prior to the Merger including any obligation of the Company relating to its interest in the Northcrest Joint Venture. See "Item 12. Certain Relationships and Related Transactions."

         Golden Prairie Northcrest Joint Venture. During the first quarter of 1995, the Company organized another joint venture to acquire additional real estate adjoining the Northcrest Development. The Golden Prairie Northcrest Joint Venture was comprised of the Company and Glacier Valley, as equal participants, and acquired approximately seven acres of undeveloped land for a promissory note of $130,000. The promissory note, secured by an interest in the property, was payable at the rate of $8,000 per month commencing June 1995.

         On November 13, 1995, the Company sold its 50% interest in Golden Prairie to affiliates of Glacier Valley for a promissory note in the amount of $18,000 (the "Golden Prairie Note") and an assumption of liabilities of the Golden Prairie Joint Venture by the purchaser. Terms of the Golden Prairie Note require payment of the Note on or before February 10, 1996. During the fiscal year ended December 31, 1996, no principal or interest was paid on the Golden Prairie Note. Prior to the Merger as part of the Asset Sale, the Company sold its interest in the Golden Prairie Note to the Former Directors of the Company. See "Item 12. Certain Relationships and Related Transactions."

         Columbine Homes Sales LLC. The Company owned approximately 19% of Columbine Homes Sales, LLC, which interest was acquired in 1994. Columbine Home Sales, LLC operated a retail manufactured housing dealership in Colorado Springs and owned 60% of a real estate development known as "The Community at Bear Creek," a manufactured housing community located west of Colorado Springs. It was anticipated that homes would be sold from the sales lot for placement at Bear Creek or other locations, in the discretion of the purchaser.

         During 1995, the Company transferred its interest in Columbine. Concurrent with the sale, the ownership of Columbine and Bear Star Limited Liability Company were reorganized such that the Company's indirect interest in Bear Star was converted to a direct interest, together with that of the remaining members of Columbine. The Company and the other Columbine members also purchased the remaining interest in Bear Star such that the Company and the other Columbine members owned 100% of that entity after such reorganization.
See "Bear Star Limited Liability Company."

         The interests of the Company and other members of Columbine were sold for a $125,000 promissory note (the "Columbine Promissory Note") due and payable on October 20, 1997, with interest payments due monthly and the balance due and payable on the maturity date. The Company, as a former owner of Columbine, owned an 18.54% undivided interest in the Columbine Promissory Note.

         Bear Star Limited Liability Company. Bear Star Limited Liability Company ("Bear Star") was formed to acquire, develop and market developed and partially developed land located west of Colorado Springs. Bear Star was owned 60% by Columbine and 40% by unrelated parties, but reorganized so that the owners of Columbine directly acquired an interest in Bear Star. Following the reorganization and acquisition of the remaining minority interest, the Company owned 18.54% of Bear Star.

         In June 1994, Bear Star acquired approximately 16 acres of partially developed property, zoned for double-wide manufactured homes and intended for approximately 110 lots. In conjunction with this purchase, Bear Star also acquired an option to acquire an additional 14 acres of undeveloped land, which additional property is also zoned for manufactured homes. During fiscal 1996, Bear Star sold approximately 5.6 acres of the 16 acres to a third party. As of December 31, 1996, Bear Star had also sold 33 lots of the developed portion of the property, leaving 15 lots unsold.

         The original 16 acres were acquired by Bear Star for an effective price of approximately $2,065,000, consisting of two promissory notes in the aggregate principle amount of $765,000 (the "Bear Star Property Notes") and approximately $1,300,000 in cash and property. The Bear Star Property Notes were paid in full in 1996.

         The interest of the minority members was acquired by the Company and the other former owners of Columbine for an $880,000 promissory note and secured by a then second mortgage on the property. That note was subsequently canceled in exchange for the issuance of two new notes, both equally secured by a new first mortgage on the property. The first note is in the principal amount of $509,400, bearing no interest, with installment payments due upon sale or transfer of any lots at the rate of $7,000 per lot. A minimum of ten installments are due by each anniversary of the note with excess payments during any year carried over to the following year. The remaining note is in the principal amount of $217,000, bearing interest at the rate of 11% and payable at the rate of $6,451 per lot, together with monthly interest payments. The balance of these two notes at December 31, 1996 was $432,400 and $146,029, respectively.

         In April 1997, the Company sold its interest in Bear Star for $30,000 cash.

                              Angeles Metal Systems

         Products and Markets. Angeles Metal Trim Co., and its wholly owned subsidiary California Building Systems, Inc. ("CBS"), which together do business as Angeles Metal Systems ("Angeles"), is in the business of fabricating and selling light gauge steel framing materials for commercial and residential structures. Products of Angeles include galvanized steel components, framing materials, studs, track, trusses and joists for domestic and international markets. Angeles also provides technical support, engineering and estimating services for specialized projects, primarily in the residential housing market. CBS has also developed a proprietary low-cost steel frame housing structure.

         Angeles has been supplying its steel framing products to the commercial construction industry for over 40 years. The commercial construction market segment represents approximately 75% of the sales by Angeles for its fiscal year ended December 31, 1996.

         Since 1992, Angeles has been developing the use of steel framing for residential housing markets. The residential construction market segment represents approximately 25% of the sales by Angeles during its last fiscal year. While the use of steel framing is not new in residential construction, the recent escalation and volatility in lumber prices has caused widespread attention to be focused on the advantages of building homes with steel. Management believes that the early entry by Angeles into this growing market gives it a significant advantage over its competitors in terms of designing and engineering products, training framers and subcontractors, and developing relationships with builders.

         Management believes that its sales to the residential construction market segment will continue to grow during the current fiscal year. Steel has a number of attractive qualities over lumber and concrete block as a building material, including (i) steel's comparatively lower cost compared to lumber which is becoming increasingly scarce and expensive due to environmental and other factors; (ii) steel's long life compared to lumber which rots and is susceptible to termites and other pests; (iii) steel's greater structural integrity which allows for greater consistency of quality, straightness and strength under adverse conditions such as earthquakes; (iv) steel's faster construction time with an experienced crew; (v) steel's pre-cut convenience and ease of assembly with conventional tools; and (vi) steel's ability to be re-cycled. Where wood is desired as an exterior material or trim, it can easily be mixed with steel. The Company believes that the use of steel frames in residential construction will continue to grow given the high cost of conventional framing and the numerous positive attributes of steel framing.

         In addition to selling light gauge steel framing materials and components for residential structure, CBS also sells a pre-engineered low-cost steel frame housing structure which it developed, known as the Model 640. This product is a pre-engineered 640 square foot steel framed basic structure which can be easily customized to meet the differing requirements of a variety of customers. It is a complete, steel framed housing structure that provides punch-outs for subsequent plumbing and wiring. The materials can be delivered to a housing site for a price of under $2,500.

         The Model 640 was primarily designed for export. The company has identified the worldwide low-cost housing market as a significant market ready to experience substantial growth. The need for small, but affordable housing, is mushrooming in third-world countries which are just beginning to emerge economically, but still have very under-developed housing infrastructures for their populations. The Model 640 and customized versions of the Model 640 have been sold in the Pacific Rim and there has been additional interest in Europe, South America and the Far East.

         Most of the steel utilized in the Model 640 is pre-cut and galvanized for corrosion resistance for maximum durability, even in the most damp climates. Models can be engineered to withstand winds up to 155 mph and each home can be engineered to be earthquake resistant up to a seismic 4 rating. The Model 640 is
(i) designed to meet the requirements of most governmental agencies; (ii) wind, earthquake, corrosion, termite and dry rot resistant; (iii) easy to build and quickly assembled, even with semi-skilled labor; (iv) economic to ship; and (v) available with flexible floor plans.

         Manufacturing. Products of Angeles are manufactured in accordance with customer specifications. Most products of Angeles comply with Angeles certification by the International Conference of Building Officials (ICBO). Angeles is the only major steel roll forming company on the West Coast that has it's own ICBO certification in addition to being ICBO certified through Angeles' membership in the Metal Stud Manufacturing Association (MSMA).

         All of the design, engineering, manufacturing and administration operations of Angeles are performed at the company's manufacturing facilities in Los Angeles, California and Vancouver, Washington. Angeles manufactures approximately 85-90% of the goods it sells and outsources the remaining 10-15%. Both manufacturing locations also conduct sales, marketing and distribution. In addition, Angeles maintains marketing, sales and distribution facilities in Tacoma, Washington and Sacramento, California. All of the facilities of Angeles are leased. See "Item 2. Description of Property."

         Angeles is currently operating with one full and one partial shift and is equipped (but not staffed) to run two shifts. Angeles owns all of its manufacturing and engineering equipment.

         Angeles strives to provide its customers with fast, reliable delivery of its products. Angeles keeps sufficient inventory to respond quickly to customer needs. Purchases of raw materials utilized by Angeles are made in advance. The raw materials consist of full and slit steel coils. Angeles distributes its products on a truckload basis. Residential products are also delivered by the truckload, to framing companies, value added centers and to specific job sites. In some cases, trusses are assembled at the company and other cases they are assembled on site.

         Marketing, Distribution and Customers. Unlike many of its competitors, Angeles primarily markets and sells its steel products directly to building contractors rather than through wholesalers or distributors. As a result of transportation costs, products are marketed and sold primarily in 13 western states. Products are also sold in Hawaii, Canada, Mexico and internationally. During 1996, international sales were approximately 5% of total sales, reflecting sales primarily to Japan. The top ten customers of 1996 represented approximately 26% of sales by Angeles with no one customer representing more than 5% of sales.

         Raw Materials and Supplies. Galvanized steel is the primary raw material utilized by Angeles which represents the majority of cost of goods sold. Sources for this steel are numerous and the supply has been and is expected to remain sufficient to meet the needs of Angeles. USS Posco, a joint venture between U.S. Steel and the Pohang Steel Company of Korea, has been the primary supplier of steel for Angeles. In addition, Angeles has also maintained continuous and competitive purchasing relationships with other companies in order to ensure an uninterrupted supply of material. Recently, Angeles has focused attention on more aggressively sourcing these steel supply contracts, including additional purchases on the secondary and spot markets.

         Development. During the past five years Angeles has invested approximately $1.5 million in the development of steel framing and other related products for the residential construction industry. Of that total, approximately $400,000 has been spent during the last two fiscal years. This investment has encompassed the development of technical designs, seeking approvals and changes to building codes, training of contractor personnel, construction of test homes as well as creating the marketing materials to promote these new products. The net result of this investment has been the creation of a residential segment of Angeles' business which represented in 1996 approximately 25% of the total sales of Angeles. The Company expects this segment to grow in concert with the growth and acceptance of residential steel framing.

         Patents. Angeles holds a number of patents and trademarks on its products, none of which is essential to the business. Management believes that the reputation, know how and experience of Angeles in the steel framing business is more important than its patents and trademarks. Accordingly, Angeles relies upon trade secrets and other unpatented proprietary information in its product development activities.

COMPETITION

         Competition in the steel frame industry is intense and Angeles competes with a number of entities, some of which may have greater financial resources than Angeles. Angeles competes against a number of other companies for sales in both the commercial and residential steel framing markets. To the extent that steel framing for residential housing becomes more widely accepted as an alternative to conventional lumber and concrete construction, competition may increase. Angeles competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. Most of Angeles' orders are awarded by its customers on the basis of competitive bidding. Angeles sells primarily on a direct basis to contractors and sub-contractors, while it's competitors sell primarily though building material dealers. Angeles believes that it can better service customers by selling products directly, rather than through dealers.

         In addition to competitors who sell directly to contractors and to sub-contractors, manufacturers also sell to building materials houses, who, in turn, sell to contractors and subcontractors. Those building materials houses sell materials in addition to the light gauge steel products, and may, from time to time, sell the steel products delivered to the job sites, and stocked by lifting equipment with other materials.

GOVERNMENT REGULATION

         The operations of Angeles are subject to extensive federal, state and local laws and regulations, relating to the protection of human health and the environment. The Company believes that the facilities of Angeles are in material compliance with these provisions and does not believe that future compliance with such provisions will have a material adverse effect on its results of operations or financial condition.

         The use of steel framing products in commercial and residential construction are governed by local building codes. Over the past several years, local building codes in a number of jurisdictions have been revised to provide for the use of steel for residential construction in addition to the traditional wood framing. Angeles anticipates no significant adverse effects of governmental regulations related to the use of light gage steel in commercial and residential framing.

         Pursuant to the Stock Purchase Agreement (the "Angeles Purchase Agreement") executed in January 1997 in connection with the acquisition of Angeles from the prior stockholders of Angeles (the "Angeles Acquisition"), the former majority stockholder of Angeles has agreed to indemnify the Company for any liability arising out of any environmental condition existing at the properties leased to Angeles by the former majority stockholder if such condition existed prior to the Angeles Acquisition or relates to the failure of Angeles to comply with applicable federal or state environmental statutes and regulations prior to the Angeles Acquisition. Any such indemnification claim must be presented within one year of the Angeles Acquisition and must be in excess of $75,000.

EMPLOYEES

         At December 31, 1996 the Company had three employees, all of which acted as its executive officers.

         At February 28, 1997, the Company had 102 full-time employees at the Angeles Metal Systems level. The Company believes that its employee relations are good.

         During the year ended December 31, 1996, the Company retained the services of various attorneys, accountants, and engineers in connection with its responsibilities as a public reporting company and in connection with acquisition and development of its real estate projects.

ITEM 2.  DESCRIPTION OF PROPERTY

Executive Offices

         The Company currently occupies office space at 410 17th Street, Suite 400, Denver, Colorado 80202. The Company shares its Denver office, consisting of an aggregate of 7,585 square feet, including office space, conference facilities and reception area, with the Stone Pine Companies, an affiliated entity. Stone Pine Atlantic, LLC and its affiliates provide administrative, accounting, investor relations services and investment banking services to the Company pursuant to a Services Agreement. See "Item 12. Certain Relationships and Related Transactions." The Company also maintains executive offices at Angeles Metal Systems, 4817 East Sheila Street, Los Angeles, California 90040, consisting of an aggregate of 10,300 square feet, including office space, conference facilities and reception area. Management is of the opinion that the executive office space in Denver and Los Angeles is adequate for the needs of the Company for the foreseeable future.

Real Estate Development Business

         At December 31, 1996, the Company owned interests in two separate real estate projects. The Company owned an undivided 53% interest in the Northcrest Development, through an entity known as the Northcrest Joint Venture. The Northcrest Development was originally comprised of 75 acres of unimproved property, of which 16 acres were transferred shortly after closing. The remaining 59 acres were proposed for development of approximately 189 lots, all of which had been sold by the Northcrest Joint Venture at December 31, 1996. Prior to the January 1997 Merger, the Company sold its interest in the Northcrest Joint Venture and related assets to the Former Directors of the Company. See "Item 12. Certain Relationships and Related Transactions."

         The Company owned an 18.54% undivided interest in Bear Star which had an interest in approximately 22 acres of land located west of Colorado Springs, Colorado, and included in a development called the "Community of Bear Creek." In April 1997, the Company sold its interest in Bear Star.

         See "Item 1. Description of Business - Narrative Description of Business - Real Estate Development Business" for a further description of the Northcrest Development and the property owned by Bear Star.

Angeles Metal Systems

         The principal office and production facilities of Angeles, all of which are leased, consist of the following:


                                                              Approximate
           Location                                          Square Footage                  Lease Term
           --------                                          --------------                  ----------
Los Angeles, California                                    Buildings    60,000              01-15-97 through
(Corporate Headquarters, Manufacturing Plant,              Land        125,000              01-14-2000
Warehouse, Land and Buildings)

Vancouver, Washington                                      Buildings    20,000              01-15-97 through
(Plant, Offices, Warehouse, Land and                       Land        130,680              01-14-2000
Buildings)

Sacramento, California                                     Buildings    11,500              Month to Month
(Warehouse and Office)                                     Land         46,600

Tacoma, Washington                                         Buildings    20,000              10-01-96 through
(Warehouse and Offices)                                    Land         93,400              09-30-99

Vancouver, Washington                                      Building      7,500              Month to Month
(Production Plant, Warehouse, Land and                     Land        120,000
Building)

Los Angeles, California                                    Land        33,000               Month to Month
(Land)


ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceedings to which the Company or any subsidiary of the Company is a party or to which the property of the Company or any subsidiary of the Company is subject, is pending or is known by the Company to be contemplated other than ordinary routine litigation incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company's Common Shares are traded in the over-the-counter market and are quoted in the OTC Bulletin Board maintained by the NASD under the symbol "CDNO." The following table sets forth the range of high and low bid quotations as reported by the NASD for the Common Shares of the Company for the periods indicated. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                            1996                          1995
                                    ------------------------------------------------
                                     HIGH         LOW               HIGH       LOW
                                     ----         ---               ----       ---
1st Quarter.............            $.30         $.30               $.31      $.125


2nd Quarter.............                (1)          (1)            $.30      $ .25


3rd Quarter.............            $.25(2)      $.25(2)            $.25      $ .25


4th Quarter.............            $.01(2)      $.01(2)            $.28      $ .25

------------------------------

(1)      No quotations reported by the NASD.

(2)      Sales price reported by the NASD.

         The number of record holders of Common Shares of the Company as of March 3, 1997 was 119. During the fiscal year ended December 31, 1996, the Company issued, in a private transaction exempt under Section 4(2) of the Securities Act of 1933, as amended, 28,500 Common Shares in exchange for cancellation of certain stock options and 12,500 Common Shares in consideration of legal services provided to the Company.

         Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Shares have been paid by the Company to date. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

INTRODUCTION

         During the fiscal year ended December 31, 1996, the Company's operations were exclusively in the real estate business. Subsequent to year end in January 1997, Consolidated Land & Cattle Company, a subsidiary of the Company, merged with Angeles Acquisition Corp. ("Angeles Acquisition"), a privately held company, with Angeles Acquisition surviving the merger as a wholly owned subsidiary of the Company (the "Merger"). Prior to the Merger, Angeles Acquisition had acquired Angeles Metal Trim Co. ("Angeles"), for a total consideration including the purchase price for the shares of Angeles, broker fees, acquisition expenses including legal and other related costs, of approximately $4,300,000. Angeles Metal Trim Co. and its wholly owned subsidiary California Building Systems, Inc., fabricate and sell steel framing materials for commercial and residential structures.

         Prior to the Merger, the Company sold certain assets of the Company, including the Company's interest in the Northcrest Joint Venture described herein, to the three executive officers and directors (the "Former Directors") of the Company (the "Asset Sale"). In the Asset Sale, the Former Directors of the Company provided certain consideration and assumed all obligations of the Company that existed prior to the Merger. See "Item 12. Certain Relationships and Related Transactions" for a description of the Asset Sale.

         In the Merger, the Company issued 8,638,003 new Common Shares to the sole stockholder of Angeles Acquisition. Immediately following the Merger, the Company sold 5,496,911 Common Shares, in a private transaction to seven purchasers for an aggregate purchase price of $1.0 million (the "Share Issuance").

         In April 1997, the Company sold its interest in Bear Star Limited Liability Company for $30,000.

         Information on the Merger, the acquisition of Angeles, and the obligations of the Company incurred in connection with such acquisition appears in Note H of the Notes to Consolidated Capital of North America, Inc.'s Financial Statements for December 31, 1996 that are included in this report. See the Financial Statements of Angeles Metal Trim Co. included elsewhere in this report for detailed financial information regarding Angeles.

PLAN OF OPERATION

         With the recent acquisition of Angeles, the Company intends to focus on the steel frame building business and complementary businesses. Acquisition plans, capital needs and plans to raise additional capital by the Company are described below under "Liquidity, Capital Resources and Financial Condition."

         The Company's Common Shares are currently traded on the NASD OTC Bulletin Board. The Company intends to qualify for listing on the Nasdaq Stock Market as soon as possible.

RESULTS OF OPERATIONS

Year ended December 31, 1996

         For the year ended December 31, 1996, the Company had a loss of $312,482 on revenues of $17,269 from interest income. This loss is mainly the result of the loss incurred on the writedown to realizable value of the assets included in the Asset Sale based upon fair value of such assets as determined by the Asset Sale. This loss amounted to $213,672. Also, the Company incurred a loss in the buyout of certain stock options of $11,400 resulting from the Company issuing 28,500 of its Common Shares to cancel options covering 35,000 Common Shares. The Company did not incur similar losses for 1995. The balance of the loss from

                                                                             #2

operations is composed of general and administrative, personnel and consulting, interest and other expenses for 1996. The net loss per share amounted to $.20 for 1996 as compared to $.00 loss per share for 1995.

Year ended December 31, 1995

         For the year ended December 31, 1995, the Company realized an operating loss of $83,273. The net loss for the year, including other income or expense, was $5,306, or $.00 per share. This compares to a loss of $152,893, or $.13 per share, for the year ended December 31, 1994. Operations during fiscal 1995 were aided by a sale of portions of the Northcrest Development.

Effect of Inflation

         Inflation did not have a significant effect on the operations of the Company during the fiscal year ended December 31, 1996. However, in the steel business, acquisition of steel is a major cost factor in the production process. As steel prices continue to rise, management believes that proper selection and competition of steel supply companies and timing of purchases along with future price increases should preclude any significant adverse effect on Angeles.

Seasonality

         The operations of Angeles are somewhat seasonal in nature with the strongest sales generally occurring in the second and third quarters.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

         As of December 31, 1996, Consolidated Capital of North America, Inc. had working capital of $77,430 as compared to the working capital at December 31, 1995 of $366,227, and stockholders' equity of $77,430. The decrease in working capital was a result of most assets being held for sale as of December 31, 1996 at the realizable value of such assets rather than at a value based on cost. A portion of the Company's real estate assets were sold in January 1997 and the remaining real estate assets were sold in April 1997. The Company intends to concentrate on the business of steel framing with the recent acquisition of Angeles.

         As of December 31, 1996, Angeles had working capital of $662,420 and stockholders' equity of $25,896. At December 31, 1996 the total assets of Angeles were $4,783,631, consisting of cash of $27,704, accounts receivable of $2,485,956, inventories of $1,974,139, prepaid expenses of $32,356, property and equipment of $227,013 (after accumulated depreciation and amortization) and other assets of $36,463. The total current liabilities of Angeles at December 31, 1996 were $3,857,735, consisting of $3,432,166 in accounts payable, accrued liabilities of $140,569 and a $285,000 note payable to an officer of

                                                                             #2

Angeles prior to the Merger. See the Financial Statements of Angeles Metal Trim Co. included elsewhere in this report for detailed financial information regarding Angeles. The short-term bank debt was repaid in January 1997 with funds provided by the Union Bank Facility described below.

         In January 1997, the Company incurred $4.2 million of indebtedness, $1 million of which was utilized for the repayment of outstanding indebtedness of Angeles and $3.2 million of which was utilized in connection with the acquisition of Angeles. Union Bank of California, N.A. provided $2.8 million in financing under a revolving line of credit (the "Union Bank Facility") and General Electric Capital Corporation provided $1.4 million in financing under a term loan (the "GE Term Loan").

         Under the Union Bank Facility, Angeles can borrow up to a maximum of $4 million determined by eligible accounts receivable and inventory and compliance with certain financial conditions of Angeles. The Union Bank Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial covenants, to provide financing for general corporate purposes. The Union Bank Facility is due on December 15, 1998. Amounts drawn under the Union Bank Facility bear interest at a base interest rate which is 2% per annum over Union Bank's LIBOR-Rate for the interest period. The GE Term Loan is payable in forty-eight monthly installments of principal and interest at a fixed rate of 9.78% per annum commencing February 17, 1997.

         All of the equipment and rolling stock of Angeles have been pledged as security for the GE Term Loan and all of the accounts, inventory and intangibles have been pledged as security for the Union Bank Facility. The Union Bank Facility has been guaranteed by Angeles Acquisition, a wholly owned subsidiary of the Company, of which Angeles is a direct subsidiary. The Union Bank Facility agreement contains a number of financial covenants including certain working capital and profit requirements and limitations on total liabilities. Angeles was not in compliance with certain bank covenants contained in the Union Bank Facility agreement which have been waived by Union Bank through December 31, 1997.

         In connection with the Merger and the acquisition of Angeles in January 1997, the Company incurred certain additional obligations. The Company issued a promissory note in January 1997 payable to Stone Pine Colorado, LLC in the amount of $250,000 payable on demand in consideration of an acquisition structuring fee related to the Merger and the related transactions. Angeles has outstanding a promissory note payable to a former officer of Angeles in the amount of $285,000, which bears interest at 10% per annum and is payable upon demand, in consideration of loans advanced by such officer to Angeles. In connection with the acquisition of Angeles, the former officer of Angeles entered into a one year Non-Competition and Consulting Agreement providing for the payment of approximately $212,000 over the period February 1997 through April 1998.

         In January 1997, immediately following the Merger described herein, the Company sold 5,496,911 Common Shares in a private transaction to seven purchasers for an aggregate purchase price of $1.0 million.

         In April 1997, ERB Acquisition Group, LLC, a Nebraska limited liability company, loaned $300,000 to Angeles (the "ERB Loan"), which loan is evidenced by a promissory note payable to ERB (the "ERB Note"). In consideration of such loan, Angeles agreed to pay ERB a facility fee of $9,000, which has been added to the principal balance of the ERB Note, and the Company agreed to issue 50,000 of its Common Shares to ERB upon such funding and 10,000 Common Shares on the first day of each month commencing July 1, 1997 until the ERB Note is repaid in full. The ERB Note bears interest at 12% per annum monthly in arrears beginning May 1, 1997. The principal of the ERB Note and accrued and unpaid interest is due and payable on April 9, 1999. The ERB Note may be prepaid at any time at the option of Angeles.

         The obligations under the ERB Loan have been guaranteed by the Company and Stone Pine Colorado, LLC. All of the assets of the Company and all of the assets of Stone Pine Colorado, LLC, including the Company's Common Shares owned by Stone Pine Colorado, LLC, have been pledged as security for the obligations under the ERB Loan. Stone Pine Colorado, LLC is the owner of approximately 42% of the outstanding Common Shares and all of the directors of the Company have a financial interest in Stone Pine Colorado, LLC. Thompson H. Rogers and Paul Bagley, directors of the Company, have a financial interest in ERB Acquisition Group, LLC.

         The Company needs to raise additional capital to meet the Company's needs and satisfy the Company's obligations for the next twelve months based on the Company's current plan of operation. The Company intends to obtain additional capital of at least $1 million through the sale of Common Shares. The Company will need such additional capital for principal and interest payments under the financing arrangements and for the other obligations of the Company described herein as well as for working capital purposes. There can be no assurances that such additional capital will be available to the Company.

         The Company also plans to engage in strategic acquisitions. As these investments are identified and funds are needed to complete such acquisitions, additional funding will be necessary.

         The Company believes that its operating cash flows, funds available under the Union Bank Facility together with funds raised in an equity issuance will provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the development of its business for the next twelve months. The Company may be required to obtain additional lines of credit for working capital purposes and possibly make periodic public offerings or private placements in order to meet the liquidity needs of such growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 12, 1996, Hein & Associates, LLP was dismissed as the principal accountant for the Company. The decision was approved by the Board of Directors of the Company. Hein & Associates, LLP reports on financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contained unqualified opinions. There were no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure with Hein & Associates, LLP.

         On March 12, 1996, the Company engaged the firm of Kish, Leake & Associates, P.C. as its principal accountants. This decision was approved by the Board of Directors of the Company. The Company had no discussion with Kish, Leake & Associates concerning the application of an accounting principle or practice related to a specific completed or contemplated transaction, or the type of audit opinion which might be rendered.

         Subsequent to the January 1997 Merger, Kish Leake & Associates, P.C., was dismissed by vote of the Board of Directors, effective February 4, 1997. The prior accountants report on financial statements for the fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion; nor was it modified as to uncertainty, audit scope or accounting principles. Prior to the dismissal of Kish Leake & Associates, P.C., there were no disagreements between the Company and Kish Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report. Furthermore there were no unresolved issues with the prior accountants.

         The Board of Directors of the Company appointed Grant Thornton LLP as the Company's new certifying accountants to audit the Company's financial statements effective February 4, 1997. Grant Thornton LLP was not consulted concerning the application of accounting principles to any specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements, nor was a written report provided to the Company nor oral advice given by the new accountant regarding important factors considered by the Company in reaching its decision as to any accounting, auditing or financial reporting issue.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Immediately after the consummation of the Merger, the Company's directors, Raymond E. McElhaney, Ronald R. McGinnis and Bill M. Conrad, resigned as directors and executive officers of the Company as of January 21, 1997 and new directors and officers were appointed to serve in such positions. The following information relates to the current directors and executive officers of the Company.


Directors and Executive Officers       Age         Position
--------------------------------       ---         --------
Thompson H. Rogers                     43          Chairman of the Board



Paul Bagley                            54          Director

L. Wayne Harber                        43          Director

Donald R. Jackson                      47          Director, Chief Financial Officer,
                                                   Secretary and Treasurer of the
                                                   Company

Ronald F. Martin                       61          President of Angeles Metal
                                                   Systems

John D. McKey, Jr.                     53          Director


         Thompson H. Rogers, was appointed the Chairman of the Board of the Company on January 21, 1997. Mr. Rogers is a General Partner of Stone Pine Capital, LLC (since 1994) and is the Chairman of Affiliated Holdings, Inc., a private investment management company (since 1985). Prior thereto, Mr. Rogers was with FIRSTIER, now know as First Bank, a financial institution in Omaha, Nebraska. From 1995 to 1996, Mr. Rogers was the Chairman of Laidlaw Holdings Asset Management, Inc. Mr. Rogers serves on the Board of Directors of America First Eureka Holdings, Inc. which is a subsidiary corporation of America First Financial Fund 1987, a Nasdaq listed company, and serves as the holding company for EurekaBank located in San Francisco, California; Pinnacle Bank of Omaha, located in Omaha, Nebraska; Havelock Bank, located in Lincoln, Nebraska; Aspen Holdings Inc., an insurance holding company; and Worldwave Communications Inc., a telecommunications company.

         Paul Bagley, a director of the Company since January 21, 1997, is Chairman and Chief Executive Officer of FCM Fiduciary Capital Management Company (since 1989), an investment-related company. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings from 1995 to 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley has served on the boards of a number of public and private companies. Currently he is on the boards of America First Eureka Holdings, Inc. which is a subsidiary corporation of America First Financial Fund 1987, a Nasdaq listed company, and serves as the holding company for Eureka Bank; Fiduciary Capital; EurekaBank; Hollis-Eden Pharmaceuticals; LMC Operating Corp.; and Pacific Consumer Funding.

         L. Wayne Harber, a director of the Company since January 21, 1997, is a Managing Director of Stone Pine Capital, LLC (since 1994). From 1990 to 1993, Mr. Harber was the Senior Vice President of Marketing for Aegis Holdings Corporation, an asset management and investment banking concern specializing in asset securitization and structured finance. From 1980 to 1990, Mr. Harber was a Vice President and National Sales Manager for Franchise Finance Corporation of America.

         Donald R. Jackson, the Chief Financial Officer, Secretary and Treasurer and a director of the Company since January 21, 1997, is a Senior Vice President, Treasurer and Chief Financial Officer of FCM Fiduciary Capital Management Company. From January 1990 to June 1994, Mr. Jackson was a
Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. Mr. Jackson is a director of LMC Operating Corp.

         Ronald F. Martin, was appointed the President of Angeles Metal Systems effective April 10, 1997. Mr. Martin was the President and Chief Executive Officer of Noman Technology, Inc. from 1994 until April 1997. Prior thereto he was the President and Chief Executive Officer of Harris Tube from 1989 until 1993 and President of Harris Tube from 1986 to 1989. For over 25 years Mr. Martin held a number of positions with Rheem Manufacturing Co. from entry level to senior management positions.

         John D. McKey, Jr., a director of the Company since January 21, 1997, has been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A. since September 1993, and from June 1986 to September 1993, was a partner at Kohn, Bobko, McKey & Higgins, P.A. Mr. McKey currently serves as a director of Publishing Company of North America and Lithium Technology Corporation.

         Each director is serving a term of office which shall continue until the next annual meeting of shareholders and until his successor has been duly elected and qualified. Officers of the Company serve at the pleasure of the Board of Directors.

         No family relationships exist between any of the officers and directors of the Company.

        In June 1993, Harris Tube filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Mr. Ronald Martin was serving as an executive officer of Harris Tube at the time of such filing.

         Innovest Holdings, Ltd., which purchased Common Shares of the Company in the January 1997 Share Issuance, has the right to nominate two directors to the Board of Directors of the Company or, in the alternative, has the right to be present at all Board meetings. As of the date hereof no such directors have been nominated to the Board of Directors of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes the total compensation of the Former Chief Executive Officer, the only Named Executive Officer of the Company, for the fiscal year ended December 31, 1996.

                                            Summary Compensation Table
                                            --------------------------
                                    Annual Compensation                Long-Term Compensation
                                    -------------------                ----------------------
                                                                       Securities
                                                                       Underlying
Name and Principal                                                     Options
Position                            Year    Salary                        (#)
--------                            ----    ------                     ----------
Raymond E. McElhaney,               1996    $12,000(2)                       0
Former President and                1995    $12,000                          0
CEO(1)                              1994    $12,000                    170,000



(1) Mr. McElhaney resigned his position as the President and Chief Executive Officer of the Company effective January 21, 1997.

(2) No cash salary payments were made to Mr. McElhaney during 1996. The accrued amount of $12,000 and future payments due under Mr. McElhaney's Employment Agreement were partial consideration for the Asset Purchase in January 1997. See "Item 12. Certain Relationships and Related Transactions."

         Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

         Shown below is information at December 31, 1996, with respect to the options to purchase the Company's Common Shares held by the only Named Executive Officer.

                                                                   Number of
                                                                   Securities             Value of
                                  Shares                           Underlying             Unexercised In-the
                                  Acquired           Value         Unexercised            Money Options at
                                  on Exercise        Realized      Options Held at        December 31,
Name                              (#)                $ 0           December 31, 1996      1996
-----------------------------     ----------         ----------    -----------------      ------------------
Raymond E. McElhaney              0                  $ 0           151,818(1)             $ 0


(1) The 151,818 options held by Mr. McElhaney were cancelled in partial consideration for the Asset Purchase in January 1997. See "Item 12. Certain Relationships and Relation Transactions." All of such options were exercisable at year end.

         Other than the Compensatory Benefit Plan, the Company's Incentive Stock Option Plan and Non-Qualified Stock Option Plan (discussed below), and a medical insurance plan for two of its officers effective August, 1993, the Company had no other retirement, pension, profit sharing or insurance program for the benefit of its officers, directors or other employees during 1996.

COMPENSATION OF DIRECTORS

         Directors receive no cash compensation for serving on the Company's Board of Directors other than reimbursement for out-of-pocket expenses incurred in attending meetings.

EMPLOYMENT CONTRACTS

         Raymond E. McElhaney, Bill M. Conrad and Ronald R. McGinnis each served as officers of the Company pursuant to three-year Employment Agreements with the Company which had termination dates of November 17, 1997. Messrs. McElhaney, Conrad and McGinnis resigned from such positions as of January 21, 1997 immediately after the consummation of the Merger. Each Employment Agreement provided for payment of salary in the amount of $1,000 per month plus reimbursement of reasonable and necessary expenses incurred on behalf of the Company. The Agreements were terminable without liability to the Company immediately for "cause" and upon 90 days advance written notice in other cases. No payments were made to Messrs. McElhaney, Conrad or McGinnis under such Agreements during 1996 (the "Accrued Payments"). The Accrued Payments and future payments due under such Agreements were partial consideration for the Asset Purchase and such Employment Agreements were terminated in connection with such transaction. See "Item 12. Certain Relationships and Related Transactions."

SERVICES AGREEMENT

         The Company has entered into a Services Agreement (the "Services Agreement") with Stone Pine Atlantic, LLC ("Stone Pine Atlantic") effective as of February 1, 1997 pursuant to which Stone Pine Atlantic and its affiliates provide administrative, accounting and investor relations services to the Company and its subsidiaries as well as investment banking services and assistance in merger and acquisition transactions, financing transactions and stock offerings by the Company. In consideration for such services, the Company is obligated to pay Stone Pine Atlantic $10,000 per month plus reimbursement for the cost of providing the administrative, accounting and investor relations services. All of the directors of the Company have a financial interest in Stone Pine Atlantic.

         The Services Agreement has a term of five years, and is subject to automatic renewals of one year unless either party provides written notice of non-renewal to the other party at least ninety days prior to the expiration of the initial or any renewal term of the Services Agreement. Stone Pine Atlantic has the option to terminate the Agreement at any time for any reason upon thirty days written notice. The Company may terminate the Services Agreement at any time upon written notice; however, in the event this provision is exercised by the Company, Stone Pine Atlantic shall not receive less compensation and benefits than would otherwise be due to it for the remainder of the term of the Services Agreement. The Company may terminate the Services Agreement for cause, effective upon written notice, and upon such a termination the Company shall be obligated to pay Stone Pine Atlantic fees and any expense reimbursement through the date of termination. "Cause" is defined to mean that Stone Pine Atlantic has: (i) knowingly acted fraudulently in Stone Pine

Atlantic's relations with the Company, (ii) misappropriated or done material, intentional damage to the property of the Company, (iii) willfully and materially failed to follow a legal and reasonable order or directive by the Chairman of the Board of Directors of the Company (which order or directive is consistent with the provisions of this Agreement), or (iv) been grossly negligent in the performance of the duties.

COMPENSATORY BENEFIT PLAN

         The Company has adopted a compensatory benefit plan (the "Compensatory Benefit Plan") to compensate officers, directors, consultants and advisors for services rendered to the Company through the issuance of Common Shares. The Compensatory Benefit Plan vests sole authority and discretion in the Board of Directors to value the services rendered and determine the amount of Common Shares to be issued to any recipient. In determining the value of services rendered to the Company, the Board of Directors will consider, among others, such factors as the value of comparable services rendered by other professionals or individuals in the community, benefits received by the Company for such services and the availability of comparable services in the community. In determining the value of shares to be issued in connection with those services, the Board of Directors may consider such factors as present and anticipated capitalization of the Company, present market for the Common Shares and net tangible book value of the Company at the time of issuance. An aggregate of 140,000 Common Shares of the Company have been reserved for issuance under the Compensatory Benefit Plan, of which 70,000 remain available for issuance. No shares were issued under the plan during the year ended December 31, 1996.

INCENTIVE STOCK OPTION PLAN

         Effective January 31, 1988, the Company adopted an Incentive Stock Option Plan (the "Incentive Plan") and reserved a total of 100,000 Common Shares (after giving effect to the reverse stock split in January 1991) for issuance under the Incentive Plan. The number of Common Shares reserved under the Incentive Plan was increased to 5 million pursuant to a resolution of the Board of Directors effective February 25, 1994. The Incentive Plan, designed as an incentive for key employees, is administered by a Compensation Committee appointed by the Board of Directors or in the absence of such appointment, by the Board of Directors, which selects optionees and determines the number of Common Shares subject to each option.

         The Incentive Plan provides that no option may be granted at an exercise price less than the fair market value of the Common Shares of the Company on the date of grant. Under the terms of the Incentive Plan, the fair market value is determined by the average of the highest and lowest reported sales price of the Common Shares on the date of the grant or as otherwise determined by the Compensation Committee or the Board of Directors. In the event there is no established trading market for the Common Shares, the value may be determined by reference to such factors as the capitalization of the Company, its history of operations, the financial condition of the Company and the condition of the securities market in general. In addition, no options may be granted to an employee who, at the time of the grant, holds 10% or more of the Company's Common Shares, unless such option meets specific requirements of
Section 422 of the Internal Revenue Code of 1986, as amended, which Section authorizes the issuance if the option price is at least 110% of the fair market value of the Common Shares subject to the option and the option by its terms is not exercisable for more than five years from the date it is granted. Unless otherwise specified, the other options expire ten years from date of grant. Thereafter, options may be exercised in whole or in part, depending on terms of the particular option. During 1996, 10,000 options were granted under the Incentive Plan all of which were cancelled subsequently in 1996 in exchange for 8,500 Common Shares. As of December 31, 1996, options to acquire an aggregate of 455,454 Common Shares were outstanding under the Incentive Plan, all exercisable at such date, at an exercise price of $.55 per share. Such options were held by Messrs. McElhaney, Conrad and McGinnis and were cancelled in partial consideration for the Asset Purchase in January 1997. See "Item 12. Certain Relationships and Related Transactions."

1994 STOCK OPTION PLAN

         The Company has adopted a Non-qualified Stock Option and Stock Grant Plan (the "1994 Plan") for the benefit of key personnel and others providing significant services to the Company. An aggregate of 750,000 Common Shares has been reserved for issuance under the 1994 Plan. During the year ended December 31, 1996, no options were issued under the 1994 Plan; 25,000 options which were outstanding under the 1994 Plan were cancelled in 1996 in exchange for 20,000 Common Shares.

         The 1994 Plan is administered by the Board of Directors, who select optionees and recipients of any stock grants, the number of shares, and the terms and conditions of any options or grants to key persons defined in the plan. In determining the value of services rendered to the Company, the Board of Directors will consider among other things, such person's position with the Company, the duties and responsibilities, ability, productivity, length of service or association, morale and interest of such person in the Company, recommendation by supervisors and the value of comparable services rendered by others in the community. All options granted pursuant to the 1994 Plan are exercisable at a price not less than the fair market value of the stock on the date of the grant. Unless otherwise specified, the options expire 10 years from the date of grant.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires the Company's executive officers and directors, and persons who own more than ten percent of a class of the Company's equity securities registered under the Exchange Act, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. The Company's Common Shares were not a registered class of equity securities under the Exchange Act until December 11, 1996. The executive officers, directors and ten percent Stockholders of the Company were required to make Section 16(a) filings within ten days of such date, however such filings were made on December 30, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         At December 31, 1996, the Company had outstanding 1,529,546 Common Shares, the only class of voting securities outstanding. In the Merger, the Company issued 8,638,003 Common Shares. Immediately following the Merger, the Company sold 5,496,911 Common Shares in a private transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended (the "Share Issuance"). With the consummation of the Merger and the Share Issuance, there are 15,705,460 of the Company's Common Shares outstanding. Preferred shares previously issued by the Company in the amount of 450,000 were converted into 225,000 Common Shares on May 4, 1995. There are no preferred shares issued and outstanding.

         The following tabulates holdings of Common Shares of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding, and, in addition, by all directors and executive officers of the Company individually and as a group as of April 10, 1997.

                                                                                                  PERCENT
          NAME                                            NUMBER OF SHARES                 OF VOTING SECURITIES
          ----                                            ----------------                 --------------------
STONE PINE COLORADO, LLC(1)(2)                              8,538,003(2)                          54.36%
STONE PINE CAPITAL, LLC(1)(2)                               8,538,003(2)                          54.36%
STONE PINE ATLANTIC EQUITIES, LLC(1)(2)                     8,538,003(2)                          54.36%
THOMPSON H. ROGERS(1)(2)(3)(5)(6)                           8,588,003(2)(3)                       54.68%
PAUL BAGLEY(1)(2)(3)(5)                                     8,588,003(2)(3)                       54.68%
W. DUKE DEGRASSI(1)(2)                                      8,538,003(2)                          54.36%
L. WAYNE HARBER(1)(5)                                              - 0 -                             --
DONALD R. JACKSON(1)(5)(6)                                         - 0 -                             --
RONALD F. MARTIN(6)(7)                                             - 0 -                             --
JOHN D. MCKEY(1)(5)                                                - 0 -                             --
ATLANTIS HOLDING CORP.(4)                                   1,412,068(4)                           8.99%
INVESTOR CAPITAL ENTERPRISES, INC.(4)                       1,412,068(4)                           8.99%
GARY KUCHER(4)                                              1,412,068(4)                           8.99%
ALL DIRECTORS AND EXECUTIVE OFFICERS                        8,588,003(2)(3)                       54.68%
AS A GROUP (6 PERSONS)(2)
RAYMOND MCELHANEY (8)                                         370,563                              2.34%

(1) THE ADDRESS FOR EACH PERSON OR ENTITY IS 410 17TH STREET, SUITE 400, DENVER, COLORADO 80202.

(2) STONE PINE COLORADO DIRECTLY OWNS 6,556,867 OF THE COMPANY'S OUTSTANDING COMMON SHARES (THE "STONE PINE SHARES"). STONE PINE COLORADO HOLDS A PROXY TO VOTE 1,211,568 COMMON SHARES (THE "AHC SHARES") WHICH WERE TRANSFERRED TO ATLANTIS HOLDING CORP. AND 769,568 COMMON SHARES (THE "HERSTONE SHARES") WHICH WERE TRANSFERRED TO RICHARD HERSTONE, UNTIL THE EARLIER OF A TRANSFER OF THE AHC SHARES AND THE HERSTONE SHARES, RESPECTIVELY, AND FEBRUARY 4, 2000. THE FOLLOWING ENTITIES AND INDIVIDUALS ARE MEMBERS OF STONE PINE COLORADO, LLC ("STONE PINE COLORADO") AND EACH OWN AN EQUAL VOTING INTEREST IN STONE PINE
COLORADO: STONE PINE CAPITAL, LLC ("STONE PINE CAPITAL"), STONE PINE ATLANTIC EQUITIES, LLC ("STONE PINE ATLANTIC"), AND THOMPSON H. ROGERS. PAUL BAGLEY AND
W. DUKE DEGRASSI ARE THE DESIGNATED VOTING PERSONS FOR STONE PINE CAPITAL AND STONE PINE ATLANTIC, RESPECTIVELY. STONE PINE COLORADO, STONE PINE CAPITAL, STONE PINE ATLANTIC, THOMPSON H. ROGERS, PAUL BAGLEY AND W. DUKE DEGRASSI ARE REFERRED TO HEREIN AS THE "STONE PINE REPORTING PERSONS."

EACH STONE PINE REPORTING PERSON MAY BE DEEMED A MEMBER OF A GROUP THAT SHARES VOTING POWER OVER THE AHC SHARES AND THE HERSTONE SHARES AND VOTING AND DISPOSITIVE POWER OVER THE STONE PINE SHARES AND ACCORDINGLY MAY BE DEEMED TO BENEFICIALLY OWN THE AHC SHARES, THE HERSTONE SHARES AND THE STONE PINE SHARES.

(3) INCLUDES 50,000 SHARES BENEFICIALLY OWNED BY ERB ACQUISITION GROUP, LLC. ("ERB"). MESSRS. BAGLEY AND ROGERS ARE MEMBERS OF ERB AND MAY BE DEEMED TO BENEFICIALLY OWN SUCH SHARES.

(4) ATLANTIS HOLDING CORP. DIRECTLY OWNS 1,211,568 COMMON SHARES (THE "AHC SHARES"). AHC HAS THE SOLE DISPOSITIVE POWER OVER THE AHC SHARES AND STONE PINE COLORADO HAS THE SOLE VOTING POWER OVER THE AHC SHARES PURSUANT TO A VOTING PROXY UNTIL THE EARLIER OF THE TRANSFER BY AHC OF THE AHC SHARES TO A NONAFFILIATE AND FEBRUARY 4, 2000. INVESTOR CAPITAL ENTERPRISES, INC. ("ICE") DIRECTLY OWNS OR HAS THE RIGHT TO ACQUIRE 200,000 COMMON SHARES (THE "ICE SHARES"). GARY KUCHER DIRECTLY OWNS 500 COMMON SHARES (THE "KUCHER SHARES").

MR. KUCHER AS THE SOLE SHAREHOLDER OF AHC HAS DISPOSITIVE POWER OF THE AHC SHARES AND AS THE SOLE SHAREHOLDER, DIRECTOR AND EXECUTIVE OFFICER OF ICE HAS VOTING AND DISPOSITIVE POWER OF THE ICE SHARES AND THEREFORE MAY BE DEEMED TO BENEFICIALLY OWN THE AHC SHARES AND ICE SHARES. MR. KUCHER, AHC AND ICE MAY BE DEEMED TO BE PERSONS WHO COMPRISE A GROUP WITHIN THE MEANING OF SECTION 13(D)(3) OF THE EXCHANGE ACT AND THEREFORE EACH MAY BE DEEMED TO BENEFICIALLY OWN ALL OF THE AHC SHARES, THE KUCHER SHARES AND THE ICE SHARES. THE ADDRESS FOR AHC, ICE AND MR. KUCHER IS 7986 E. ARAPAHOE CT., SUITE 1800, ENGLEWOOD, COLORADO 80112.

(5) DIRECTOR.

(6) EXECUTIVE OFFICER.

(7) THE ADDRESS FOR MR. MARTIN IS 4817 EAST SHEILA STREET, LOS ANGELES, CA.

(8) FORMER PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY; THE "NAMED EXECUTIVE OFFICER" OF THE COMPANY FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996. THE ADDRESS FOR MR. MCELHANEY IS 5525 ERINDALE DRIVE, SUITE 201, COLORADO SPRINGS, COLORADO 80918

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to the January 1997 Merger described herein, Raymond McElhaney, Bill Conrad, and Ronald McGinnis, the sole executive officers and directors of the Company (the "Former Directors"), purchased from the Company the following assets of the Company (the "Asset Sale"): (i) the furniture and equipment of the Company, (ii) 7,000 shares of common stock of American Educational Products, Inc. including warrants to purchase additional shares of the common stock of American Education Products, Inc., (iii) 37,500 shares of common stock of Gold Capital Corporation, (iv) a Promissory Note receivable by and between the Company and Glacier Valley Holding Corporation dated November 13, 1995 in the principal amount of $18,000 (See "Item 1. Description of Business Narrative Description of Business - Real Estate Development Business - Glacier Valley") and (v) the Company's interest in and to the Elite Note and the Company's interest in the Northcrest Joint Venture (See "Item 1. Description of Business - Narrative Description of Business - Real Estate Development Business - The Northcrest Joint Venture").

         The purchase price for the assets sold in the Asset Sale was $99,625 which consideration consisted of (x) the cancellation of stock options held by the Former Directors to acquire an aggregate of 455,454 shares of the common stock of the Company at the exercise price of $.55 per share, (y) the relinquishment of any interest in and to the salaries which were accrued for the accounts of the Former Directors and any claim for future salaries pursuant to the Employment Agreements between the Company and the Former Directors, in the aggregate amount of $69,000, and the cancellation of such Employment Agreements and (z) the assumption by the Former Directors of all debts, liabilities and outstanding accounts of the Company which were outstanding prior to the Merger.

         The following assets purchased by the Former Directors and included in the Asset Sale were acquired during the last two years for the following purchase price: (i) 7,000 shares of common stock of American Educational Products, Inc. and warrants to purchase additional shares of common stock, $7,000, (ii) a promissory note receivable from Glacier Valley Holding Corporation, $18,000, and (iii) a 52% interest in the nonrecourse promissory note payable by Elite Properties of America, $415,750, with a principal balance equal to $216,190 at the time of sale.

         The Company has agreed to pay Stone Pine Colorado, LLC an acquisition structuring fee of $250,000 in connection with the Merger and the related transactions and has delivered a Promissory Note in favor of Stone Pine Colorado, LLC, for such amount, payable on demand. Stone Pine Colorado, LLC is the owner of approximately 42% of the outstanding Common Shares and all of the directors of the Company have a financial interest in Stone Pine Colorado, LLC.

         The Company paid $80,000 in consideration of services provided by Investor Capital Enterprises, Inc. in connection with the Merger.

         The Company has entered into a Services Agreement (the "Services Agreement") with Stone Pine Atlantic, LLC ("Stone Pine Atlantic") effective as of February 1, 1997 pursuant to which Stone Pine Atlantic, LLC provides administrative, accounting and investor relations services to the Company and its subsidiaries as well as investment banking services and will provide assistance in merger and acquisition transactions, financing transactions and stock offerings by the Company. In consideration for such services, the Company is obligated to pay Stone Pine Atlantic $10,000 per month plus reimbursement for the cost of providing the administrative, accounting and investor relations services. All of the directors of the Company have a financial interest in Stone Pine Atlantic, LLC. See "Item 10. Executive Compensation - Services Agreement."

         In April 1997, ERB Acquisition Group, LLC, a Nebraska limited liability company, loaned $300,000 to Angeles (the "ERB Loan"), which loan is evidenced by a promissory note payable to ERB (the "ERB Note"). In consideration of such loan, Angeles agreed to pay ERB a facility fee of $9,000, which has been added to the principal balance of the ERB Note, and the Company agreed to issue 50,000 of its Common Shares to ERB upon such funding and 10,000 Common Shares on the first day of each month commencing July 1, 1997 until the ERB Note is repaid in full. The ERB Note bears interest at 12% per annum monthly in arrears beginning May 1, 1997. The principal of the ERB Note and accrued and unpaid interest is due and payable on April 9, 1999. The ERB Note may be prepaid at any time at the option of Angeles.

         The obligations under the ERB Loan have been guaranteed by the Company and Stone Pine Colorado, LLC. All of the assets of the Company and all of the assets of Stone Pine Colorado, LLC, including the Company's Common Shares owned by Stone Pine Colorado, LLC, have been pledged as security for the obligations under the ERB Loan. Stone Pine Colorado, LLC is the owner of approximately 42% of the outstanding Common Shares and all of the directors of the Company have a financial interest in Stone Pine Colorado, LLC. Thompson H. Rogers and Paul Bagley, directors of the Company, have a financial interest in ERB Acquisition Group, LLC.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following documents are filed herewith or incorporated herein by reference as exhibits:

       Exhibit No.                           Description
       -----------                  --------------------------------------------
         2.1(1)                     Stock Purchase Agreement dated as of January
                                    15, 1997 between Angeles Acquisition Corp.,
                                    Angeles Metal Trim Co., California Building
                                    Systems, Inc., and the shareholders of
                                    Angeles Metal Trim Co. and D. Kingston Cable
                                    (Exhibits and Schedules omitted).

         2.2(1)                     Agreement and Plan of Merger dated January
                                    16, 1997 between the Company, Consolidated
                                    Land & Cattle Company, Raymond E. McElhaney,
                                    Bill M. Conrad, Ronald R. McGinnis, Angeles
                                    Acquisition Corp. and Stone Pine Colorado,
                                    LLC (Exhibits and Schedules omitted).

         3.1(2)                     Articles of Incorporation of the Company.

         3.2(3)                     By-laws.

         10.1(4)                    Real Estate Development Agreement, dated
                                    July 26, 1994, by and between the Company, Glacier Valley Holding Corporation, and other unrelated third parties.

         10.2(4)                    Lot Option Agreement dated September 28,
                                    1994, by and between the Company and JBS
                                    Corporation.

         10.3(5) Promissory Note dated May 11, 1995, by and between JBS Corporation and Northcrest Joint
                                    Venture.

         10.4(5) Lot Option Agreement dated April 12, 1996, by and between the Company and Elite
                                    Properties of America.

         10.5(4) Form of Promissory Note by and between the Company and Bear Star Limited Liability
                                    Company.

         10.6(4) Form of Promissory Note by and between the Company and Columbine Home Sales Limited
                                    Liability Company.

         10.7(4) Contract to Buy and Sell Real Estate by and between Bear Star Limited Liability Company and the purchasers, dated June 24, 1994.

         10.8(4) Contract to Buy and Sell Real Estate by and between Columbine Homes, L.L.C., and Allen
                                    E. Pezoldt Living Trust and Allen E.
                                    Pezoldt, dated February 22, 1995.

         10.9(6)                    Form of Employment Agreement between the
                                    Company and Raymond E. McElhaney, Bill M.
                                    Conrad and Ronald R. McGinnis.

         10.10                      Purchase and Sale Agreement dated January
                                    16, 1997 between the Company, Raymond
                                    McElhaney, Bill Conrad and Ronald McGinnis
                                    (Exhibits and Schedules omitted).

         10.11(1)                   Form of Stock Purchase Agreement dated
                                    January 16, 1997 between the Company and the investors (Exhibits and Schedules omitted).

         10.12 Lease Agreement dated January 15, 1997 by and between Angeles Metal Trim Co. and D.
                                    Kingston Cable, Trustee of the Daniel
                                    Kingston Cable and Barbara White Cable 1995
                                    Revocable Intervivos Trust (Re: property at
                                    4817 and 4915 Sheila Street, Commerce,
                                    California).

         10.13 Lease Agreement dated January 15, 1997 by and between Angeles Metal Trim Co. and D.
                                    Kingston Cable, Trustee of the Daniel
                                    Kingston Cable and Barbara White Cable 1995
                                    Revocable Intervivos Trust (Re: property at
                                    116 Y Street, Vancouver, Washington).

         10.14 Lease Agreement dated November 13, 1989 by and between Angeles Metal Trim Co. and 83rd
                                    Street Investors (Re: property at 4841 83rd
                                    Street, Sacramento, California).

         10.15 Lease Agreement dated October 1, 1996 by and between Angeles Metal Trim Co. and Fred G.
                                    and Patricia A. Duncolon (Re: property at
                                    1851 Alexander Avenue, Tacoma, Washington).

         10.16                      Business Loan Agreement dated as of January
                                    15, 1997 between Angeles Metal Trim Co. and
                                    Union Bank of California, N. A. ("Union
                                    Bank").

         10.17                      Security Agreement dated as of January 9,
                                    1997 between Angeles Metal Trim Co. and
                                    Union Bank.

         10.18 Promissory Note dated as of January 15, 1997 by Angeles Metal Trim Co. in favor of Union
                                    Bank.

         10.19                      Continuing Guaranty by Angeles Acquisition
                                    Co. in favor of Union Bank.


         10.20                      Master Security Agreement dated as of
                                    January 8, 1997 between Angeles Metal Trim
                                    Co. and General Electric Capital Corporation
                                    ("GE").

         10.21 Promissory Note dated as of January 17, 1997 by Angeles Metal Trim Co. in favor of GE.

         10.22                      Services Agreement dated as of February 1,
                                    1997 between the Company and Stone Pine
                                    Atlantic, LLC.

         10.23 Non-Competition and Consulting Agreement dated as of January 15, 1997 between Angeles
                                    Metal Trim Co. and D. Kingston Cable.

         10.24 Promissory Note dated as of January 16, 1997 by the Company in favor of Stone Pine
                                    Colorado, LLC.

         16.(7)                     Letter from Kish Leake & Associates, P.C.
                                    dated February 5, 1997 regarding change of certifying accountant.

         21.                        Subsidiaries of the Company.

         27.                        Financial Data Schedule.



(1) Incorporated by reference from the Company's Report on Form 8-K dated January 23, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(3) Incorporated by reference from the Company's Registration Statement on Form S-18, Registration Number 33-24299, dated October 27, 1988.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from the Company's Report on Form 8-K filed on February 7, 1997.

(b)      Reports on Form 8-K.

         The Company filed a Form 8-K on January 23, 1997 to report on the Merger and related transactions.

         The Company filed a Form 8-K on February 7, 1997 to report on the change in accountants.

                         INDEX TO FINANCIAL STATEMENTS

                                                                Page
                                                                ----
Consolidated Capital of North America, Inc.

  Report of Independent Certified Public
    Accountants ...............................................  F-2

  Report of Independent Certified Public
    Accountants ...............................................  F-3

  Balance Sheets at December 31, 1996 and December 31, 1995....  F-4

  Statements of Operations for the Years Ended December 31,
    1996 and December 31, 1995.................................  F-5

  Statement of Stockholders' Equity for the Year Ended
    December 31, 1996..........................................  F-6

  Statements of Cash Flows for the Years Ended December 31, 1996
    and December 31, 1995......................................  F-7

  Notes to Financial Statements for the Years Ended December 31,
    1996 and December 31, 1995 (Pro forma condensed financial
    information for the acquisition of Angeles Metal Trim Co.
    is included in Note H) ....................................  F-8

Angeles Metal Trim Co. and Subsidiary

  Report of Independent Certified Public Accountants...........  F-19

  Consolidated Balance Sheets at December 31, 1996 and
    December 31, 1995..........................................  F-20

  Consolidated Statements of Operations for the Years Ended
    December 31, 1996 and December 31, 1995....................  F-22

  Consolidated Statement of Stockholders' Equity for the Year
    Ended December 31, 1996....................................  F-23

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996 and December 31, 1995....................  F-24

  Notes to Consolidated Financial Statements...................  F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Consolidated Capital of North America, Inc.

We have audited the accompanying balance sheet of Consolidated Capital of North America, Inc. (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital of North America, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Grant Thornton LLP

Los Angeles, California
March 21, 1997 (except for Note H,
as to which the date is April 11, 1997)

                        KISH . LEAKE & ASSOCIATES, P.C.
                          Certified Public Accountants

J.D. Kish, C.P.A., M.B.A.               7901 E. Belleview Ave., Suite 220
James D. Leake, C.P.A.,, M.T.                   Englewood, Colorado 80111
  --------------------                           Telephone (303) 779-5006
Arleen R. Brogan, C.P.A.                         Facsimile (303) 779-5724



We have audited the accompanying balance sheet of Consolidated Capital of North America, Inc., as of December 31, 1995, and the related statements of operations, cash flows, and changes in shareholders' equity for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital of North America, Inc., at December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


Kish, Leake & Associates, P.C.
Certified Public Accountant
Englewood, Colorado
May 23, 1996

                   Consolidated Capital of North America, Inc.


                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                                                        ASSETS                                      1996                     1995
                                                                                                 ---------                ---------
          Current Assets
                   Cash                                                                          $  26,937                $   5,467
                   Notes receivable                                                                 32,125                  176,928
                   Investment in joint venture held for sale                                        52,000                  187,033
                   Equipment held for sale                                                           2,500                   25,209
                   Marketable securities held for sale                                              44,500                   37,500
                                                                                                 ---------                ---------

                               Total current assets                                              $ 158,062                $ 432,137
                                                                                                 =========                =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities
                   Note payable                                                                  $      --                  $12,524
                   Accounts payable                                                                 24,632                   28,631
                   Accrued liabilities                                                              36,000                   24,755
                   Other                                                                            20,000                       --
                                                                                                 ---------                ---------

                               Total current liabilities                                            80,632                   65,910
                                                                                                 ---------                ---------

          Stockholders' equity
                   Preferred stock - authorized, 10,000,000 shares of $.01
                      par value; none issued and outstanding                                            --                       --
                   Common stock - authorized 50,000,000 shares of $.0001
                      par value; issued and outstanding 1,570,546 shares in 1996
                      and 1,529,546 in 1995                                                            157                      153
                   Additional paid-in capital                                                      855,756                  832,075
                   Accumulated deficit                                                            (778,483)                (466,001)
                                                                                                 ---------                ---------

                               Total stockholders' equity                                           77,430                  366,227
                                                                                                 ---------                ---------

                               Total liabilities and stockholders' equity                        $ 158,062                $ 432,137
                                                                                                 =========                =========

        The accompanying notes are an integral part of these statements.

                  Consolidated Capital of North America, Inc.

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 1996 and 1995



                                                                           1996                    1995
                                                                        ---------                --------

          Operating expenses
               Payroll and related benefits                             $  40,487                $ 50,842
               General and administrative                                  50,623                  32,431

                                                                        ---------                --------

                              Loss from operations                        (91,110)                (83,273)

          Other income and (expense)
               Gain on sale of affiliate                                       --                  35,605
               Interest income                                             17,269                  11,732
               Interest expense                                            (3,671)                   (894)
               Income (loss) from operations of affiliates
                  held for sale                                            (9,898)                 31,524
               Write-down of assets held for sale                        (213,672)                     --
               Settlement of stock options                                (11,400)                     --
                                                                        ---------                --------
                                                                         (221,372)                 77,967
                                                                        ---------                --------

                              NET LOSS                                  $(312,482)               $ (5,306)
                                                                        =========                ========

                              Net loss per share                        ($   0.20)               ($  0.00)
                                                                        =========                ========


        The accompanying notes are an integral part of these statements.

                   Consolidated Capital of North America, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                       Two Years ended December 31, 1996

                                                     Number of Shares
                                                  -------------------------                                        Additional
                                                  Common          Preferred          Common        Preferred         Paid-in
                                                  Stock             Stock            Stock           Stock           Capital
                                                  -----             -----            -----           -----           -------
          Balance at January 1, 1995              1,304,546          450,000        $131           $ 4,500           $827,598

          Conversion of preferred stock             225,000         (450,000)         22           (4,500)             4,477

          Net loss for the year                          --               --          --               --
                                                  ---------          -------        ----           -------           --------
          Balance at December 31, 1995            1,529,546               --         153               --            832,075

          Issuance of common stock:
               Legal services                        12,500               --           1               --             12,284
               Cancellation of stock options         28,500               --           3               --             11,397

          Net loss for the year                          --               --          --               --
                                                  ---------          -------        ----           -------           --------

          Balance at December 31, 1996            1,570,546        $      --         157          $    --           $855,756
                                                  =========        =========         ===          =======           ========


                                                            Accumulated
                                                             Deficit                   Total
                                                             -------                   -----
          Balance at January 1, 1995                       $(460,695)               $ 371,534

          Conversion of preferred stock                           --                       (1)

          Net loss for the year                               (5,306)                   (5,306)
                                                           ---------                ----------

          Balance at December 31, 1995                      (466,001)                 366,227

          Issuance of common stock:
               Legal services                                     --                   12,285
               Cancellation of stock options                      --                   11,400

          Net loss for the year                             (312,482)                 (312,482)
                                                           ---------                ---------

          Balance at December 31, 1996                     $(778,483)               $  77,430
                                                           =========                =========

         The accompanying notes are an integral part of this statement.

                   Consolidated Capital of North America, Inc.


                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1996 and 1995

                                                                                                     1996                1995
                                                                                                   --------             ------
          Cash flows from operating activities:
                          Net loss                                                                 $(312,482)         $  (5,306)
                          Adjustments to reconcile net loss to net cash provided by
                              (used in) operating activities
                                  Income from operations and gain on sale of affiliates
                                      held for sale                                                       --            (44,233)
                                  Stock options settled for stock                                     11,400                 --
                                  Write-down of assets held for sale                                 213,757                 --
                                  Legal services paid in stock                                        12,285                 --
                                  Increase in accrued interest receivable                                 --            (11,655)
                                  Increase in accounts payable and accrued liabilities                 7,246             32,170
                                                                                                    --------          ---------

                                          Net cash provided by (used in) operating activities        (67,794)           (29,024)
                                                                                                    --------          ---------

          Cash flows from investing activities:
                          Purchases of marketable securities                                          (7,000)                --
                          Proceeds from the sale of equipment                                          4,200              3,000
                          Deposit received in connection with acquisition                             20,000                 --
                          Proceeds from sale of marketable securities                                     --            124,623
                          Payments from notes receivable                                                  --           (139,819)
                          Distribution from investment in affiliates held for sale                    84,588             37,228
                                                                                                    --------          ---------

                                          Net cash provided by (used in) investing activities        101,788             25,032
                                                                                                    --------          ---------

          Net cash provided by (used in) financing activity - increase (decrease) in note
           payable                                                                                   (12,524)             8,181
                                                                                                    --------          ---------

                                          Increase in cash                                            21,470              4,189

          Cash at beginning of year                                                                    5,467              1,278
                                                                                                    --------          ---------

          Cash at end of year                                                                      $  26,937          $   5,467
                                                                                                   =========          =========


          Supplemental disclosure of cash flow information:
                          Noncash investing and financing activities:
                              Common stock issued for preferred shares                            $       --          $   4,500
                          Note receivable in exchange for investment                              $       --          $  22,896


        The accompanying notes are an integral part of these statements.

                   Consolidated Capital of North America, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE A - GENERAL

     Consolidated Capital of North America, Inc., (the "Company") was organized in 1987 and is incorporated as a Colorado corporation. The Company maintains an interest in a manufactured housing community and a joint venture operated for development and resale of single family housing lots.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows:

     1.  Investments

     The Company accounts for its interest in investments for which it has less than a 50% interest and in majority owned subsidiaries where control is expected to be temporary under the equity method. Under this method, the Company's proportionate share of the equity investments' income or loss either increases or decreases the Company's investment. At December 31, 1995, the Company discontinued recognizing losses attributable to its investment in Bear Star Limited Liability Company because such losses reduced the investment below zero. At December 31, 1996, the Company reduced its investment to net realizable value.

     In January 1997, the Company sold its 53% interest in the Northcrest Joint Venture. At December 31, 1996, the carrying amount was reduced to net realizable value. Amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     2.  Equipment Held for Sale

     Equipment held for sale includes certain oil and gas equipment and is recorded at the lower of management's estimate of net realizable value or cost.

     3.  Marketable Securities Held for Sale

     Investments in equity securities are classified as trading. Trading securities are measured at fair value, with net unrealized holding gains and losses reported in operations.

                   Consolidated Capital of North America, Inc.

                           December 31, 1996 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     4.   Earnings Per Share

     The net loss per common share is computed by dividing the net loss for each year then ended by the weighted average number of common shares outstanding (1,532,129 in 1996 and 1,435,796 in 1995). Stock options were excluded from the computation of earnings per share as their effect would be antidilutive in both 1996 and 1995.

     5.  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     6.  Income Taxes

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing asset and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     7.  Fair Value of Financial Instruments

     The carrying amount of cash, receivables, accounts payable and notes payable approximate fair value at December 31, 1996 due to the relatively short maturity of these instruments. The fair value of marketable securities was determined based upon available market information. The fair value estimates are based upon pertinent information available to management at the balance sheet date.

                    CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                             DECEMBER 31, 1996 AND 1995

NOTE C - ACQUISITION OF REAL ESTATE INTEREST

     During 1995 the Company acquired, through a joint venture, a 50% interest in property for $67,500 in Colorado Springs, Colorado, under a note arrangement with the seller at 12% interest. The note was for $135,000 with monthly payments of $8,000 per month commencing June 1995. In May 1995, through joint venture contributions of $25,000 (including $12,500 by the Company) the note was reduced to $110,000. This interest was sold in November 1995 for $18,000 in exchange for a note from the other joint venture partner plus the assumption of remaining debt.

     Also during 1995, notes receivable of the Company were assigned to an affiliate, Bear Star Limited Liability Company, in connection with the reorganization of such entity. This reorganization resulted in the Company owning approximately 19% of such affiliate and acquiring a note receivable of $22,897.

     Summarized financial information of Bear Star is as follows:

                                       1996                    1995
                                     --------               --------
          Revenues                   $782,764               $113,449
          Gross Profit                 82,476                  6,779
          Net Loss                    (78,114)               (77,404)

     The Company's original indirect interest in the affiliate was acquired through advances of approximately $114,000. The affiliate had substantial obligations including notes payable of approximately $1,000,000 and $2,164,534 as of December 31, 1996 and 1995, respectively. As of December 31, 1996, in the opinion of management, the investment and advances in the affiliate was carried at their net realizable value.


NOTE D - RELATED PARTY TRANSACTIONS

     During 1995, the Company paid approximately $1,700 to certain former officers and directors for office space and services.

     At various times during 1995, the Company borrowed funds from various related parties including officers and directors. The notes bore interest at a rate of 9% to 12%. These notes were either paid or assumed by former officers and directors.

                   Consolidated Capital of North America, Inc.

                           December 31, 1996 and 1995

NOTE E - MARKETABLE SECURITIES

     In 1993, the Company sold an asset to U.S. Exploration ("USXP") for 62,000 restricted shares of USXP common stock at an agreed-upon value of approximately $100,000. The Company then exchanged 42,000 shares of USXP to reduce a related liability of approximately $67,500. The Company realized a gain on this sale of approximately $54,000. The shares of USXP were subject to resale restrictions under Rule 144, which enabled the Company to resell the remaining shares in 1995 for $21,628 resulting in a loss. The former officers and directors of the Company are stockholders of USXP, and a former director of the Company is also an officer/director of USXP.

     In December 1993, the Company acquired 12,500 units in Gold Capital Corporation ("GCC") in a private offering of securities at a per unit cost of $2.00 with each unit consisting of two common shares and one warrant to purchase common shares at $1.00. In 1994, the Company exercised its warrants and held a total of 37,500 shares.

     Subsequent to December 31, 1996, the Company exchanged all of its GCC securities in satisfaction of certain obligations. (See Note F)


NOTE F - STOCKHOLDERS' EQUITY

     The Company has 10,000,000 preferred shares, which are authorized but unissued. These shares may be issued in a series with rights and preference at the discretion of the Board of Directors.

     In October 1991, the Company issued in a private placement 450,000 shares of its $.01 par value preferred stock designated as Series A
     Preferred Shares. The Series A Preferred Shares were convertible into common stock. The preferred stock was issued in exchange for a 50% interest in a joint venture, which owned a gas gathering system. In 1995, the preferred shareholders converted their preferred stock into 225,000 shares of common stock.

                   Consolidated Capital of North America, Inc.

                           December 31, 1996 and 1995

NOTE F - STOCKHOLDERS' EQUITY - Continued

     The Board of Directors has adopted a compensatory benefit plan (the Compensatory Benefit Plan). The purpose of this plan is to compensate officers, directors, consultants and advisors for services rendered to the Company through the issuance of common shares. According to the Compensatory Benefit Plan, the Board of Directors will value the services rendered and determine the amount of common shares to be issued any recipient. An aggregate of 140,000 common shares of the Company have been reserved for issuance under the Compensatory Benefit Plan, of which 70,000 remain available for issuance. No shares were issued under the Compensatory Benefit Plan in 1996 or 1995.

     The Company has 100,000 common shares reserved (which was increased by the Board of Directors, subject to shareholder approval, to 5,000,000 common shares) for future issuance under an Incentive Stock Option Plan (the
     Plan). The Plan provides that no option may be granted at an exercise price less than the fair market value of the common shares of the Company on the date of grant. During 1994, the Company granted 520,000 options to employees and officers/directors generally at $.55 per share. These options expire in 2004. In September 1994, 54,546 stock options were exercised. As of December 31, 1996, stock options to exercise 10,000 shares were settled through the issuance of 8,500 shares of common stock with a fair value of $3,400. The remaining 455,454 options outstanding were cancelled in January 1997 in exchange for certain assets.

     In 1994, the Company also reserved 750,000 shares of common stock for possible issuance under a nonqualified stock option plan. In 1995, options to acquire a total of 25,000 common shares at an exercise price of $.50 were issued. As of December 31, 1996, stock options to exercise 25,000 shares were settled through the issuance of 20,000 shares of common stock with a fair value of $8,000.


NOTE G - INCOME TAXES

     At December 31, 1996 and 1995, the Company had net operating loss carryforwards available for Federal and State income tax purposes of approximately $638,000 and $589,000 which, if not used, will expire at varying dates through 2011. Due to the change in ownership, these operating losses are subject to limitations imposed by the tax regulations. As of December 31, 1996 and 1995, the Company had a deferred tax asset of $325,000 and $204,000, respectively, that was fully reserved through a valuation allowance. The change in the valuation allowance for 1996 and 1995 is $121,000 and $9,000, respectively. The difference between the Company's effective tax rate and statutory tax rate is due to the valuation allowance for the year ended December 31, 1996 and 1995. No cash was paid for income taxes in 1996 and 1995.

                   Consolidated Capital of North America, Inc.

                           December 31, 1996 and 1995

NOTE H - SUBSEQUENT EVENTS

On January 21, 1997, Consolidated Land & Cattle Company (a subsidiary of the Company) merged with Angeles Acquisition Corp. (a privately held company). Angeles Acquisition Corp. survived the merger and is a wholly owned subsidiary of the Company. Prior to the merger, the Company sold certain assets, including an interest in a majority-owned joint venture to three former executive officers and directors of the Company. Subsequent to the merger, the former officers and directors resigned. As part of the merger, the Company issued 8,638,003 new common shares to the sole stockholder of Angeles Acquisition Corp. Concurrent with the merger, the Company sold 5,496,911 shares of common stock, in a private transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended, for an aggregate purchase price of $1,000,000. Prior to the merger, Angeles Acquisition Corp. acquired Angeles Metal Trim Co. and Subsidiary, for approximately $4,300,000, including fees and expenses, Angeles Metal Trim Co. incurred new indebtedness of approximately $4,200,000, which was used in connection with this acquisition. Angeles Metal Trim Co. was not in compliance with certain loan covenants which have been waived by the bank through December 31, 1997. A portion of the proceeds from the indebtedness was used to repay the outstanding balance of $900,000 under Angeles Metal Trim Co.'s line of credit.

                   Consolidated Capital of North America, Inc.

                           December 31, 1996 and 1995

NOTE H - SUBSEQUENT EVENTS - Continued

     The following unaudited proforma balance sheet information gives effect of the acquisition and related transactions as if they had occurred on December 31, 1996. The unaudited proforma statement of operations gives effect to such transactions as if they had occurred on January 1, 1996.

                                                                            December 31, 1996
                                                 ------------------------------------------------------------------------
                                                   Consolidated
                                                 Capital of North   Angeles Metal             Proforma         Proforma
                                                  America, Inc.       Trim Co.               Adjustments     Consolidated
                                                 ----------------   -------------            ------------    ------------
Current assets
         Cash                                        $ 26,937        $    27,704      3       $   100,000     $  154,641

         Notes receivable                              32,125                 --      1            (2,125)        30,000
         Investment in joint ventures
            held for sale                              52,000                 --      1           (52,000)            --
         Equipment held for sale                        2,500                 --      1            (2,500)            --
         Marketable securities held for sale           44,500                 --      1           (44,500)            --
         Accounts receivable, net                          --          2,485,956                       --      2,485,956
         Inventories, net                                  --          1,974,139                       --      1,974,139
         Prepaid expenses                                 --              32,356                       --         32,356
                                                     --------        -----------              -----------     ----------

                 Total current assets                 158,062          4,520,155                   (1,125)     4,677,092
                                                     --------        -----------              -----------     ----------

Property and equipment                                     --          4,400,518      2        (2,248,966)     2,151,552

Less accumulated
          depreciation and amortization                    --         (4,173,505)     2         4,173,505            --
                                                     --------        -----------              -----------     ----------
                                                           --            227,013                1,924,539      2,151,552

Other assets
         Excess purchase price
            over net assets acquired                       --                 --      2         2,384,804      2,384,804
         Cash surrender value of life
            insurance                                      --             23,012      4           (23,012)            --
         Deposits                                          --             13,451                       --         13,451
                                                     --------        -----------              -----------     ----------
                                                           --             36,463                2,361,792      2,398,255
                                                     --------        -----------              -----------     ----------

                 Total assets                        $158,062        $ 4,783,631              $ 4,285,206    $ 9,226,899
                                                     ========        ===========              ===========    ===========

                         CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                DECEMBER 31, 1996 AND 1995


NOTE H - SUBSEQUENT EVENTS - Continued

                                                                                    December 31, 1996
                                                      ------------------------------------------------------------------------------
                                                      Consolidated
                                                     Capital of North      Angeles Metal         Proforma                Proforma
                                                      America,Inc.           Trim Co.            Adjustments            Consolidated
                                                      ------------           --------            -----------            ------------
          Current liabilities
                   Notes payable and
                      short-term borrowings                $    --       $   285,000          3    $   267,447          $   552,447

                   Note payable - affiliate                     --                --          3        250,000              250,000

                   Accounts payable                         24,632         3,432,166          3         33,000            3,489,798
                   Accrued liabilities                      36,000           140,569          1        (36,000)             140,569
                   Other                                    20,000                --          4        (20,000)                  --
                                                           -------       -----------               -----------          ------------

                           Total current liabilities        80,632         3,857,735                   494,447            4,432,814
                                                           -------       -----------               -----------          ------------

          Note payable - long-term                              --           900,000          3      2,911,793            3,811,793

          Stockholders' equity
                   Preferred stock                              --                --                        --                   --
                   Common stock                                157             1,420          2         (1,420)               1,570
                                                                                              3          1,413

                   Additional paid-in capital              855,756           108,876          2       (108,876)           1,822,205
                                                                                              3        966,449
                   Accumulated deficit                    (778,483)          (84,400)         2        107,412             (841,483)
                                                                                              1        (63,000)
                                                                                              4        (23,012)
                                                          --------       -----------               -----------          -----------

                           Total stockholders' equity       77,430            25,896                   878,966              982,292
                                                          --------       -----------               -----------          -----------

                           Total liabilities and
                              stockholders' equity     $   158,062       $ 4,783,631               $ 4,285,206          $ 9,226,899
                                                       ===========       ===========               ===========          ===========

                  Consolidated Capital of North America, Inc.

                           December 31, 1996 and 1995

NOTE H - SUBSEQUENT EVENTS - Continued

                                                                        Year ended December 31, 1996
                                             --------------------------------------------------------------------------------

                                                 Consolidated
                                                  Capital of                                                        Proforma
                                                    North           Angeles Metal                 Proforma        Consolidated
                                                 America, Inc.         Trim Co.                  Adjustments       Statements
                                                 -------------         --------                  -----------       ----------
          Net sales                                  $    --        $ 20,879,891                $      --          $ 20,879,891

          Cost of goods sold                              --          18,231,030        5         145,795            18,376,825
                                                   ---------        ------------                ---------          ------------

                        Gross profit                      --           2,648,861                 (145,795)            2,503,066

          Operating expenses
              Selling and shipping                        --           2,962,443                       --             2,962,443
              General and administrative              91,110           1,234,569        6         215,789             1,541,468
              Other                                    3,671                  --                                          3,671
                                                   ---------        ------------                ---------          ------------

                        Total expenses                94,781           4,197,012                  215,789             4,507,582
                                                   ---------        ------------                ---------          ------------

                        Operating loss               (94,781)         (1,548,151)                (361,584)           (2,004,516)

          Other income (expense)
              Interest expense                            --            (101,804)       7         101,804              (325,167)
                                                                                        7        (325,167)
              Other income                            17,269             197,855                       --               215,124
              Other expense                               --              (2,136)                      --                (2,136)
              Loss from write downs of assets and
                settlement of stock options         (234,970)                 --                       --              (234,970)
                                                   ---------        ------------                ---------          ------------

                        NET LOSS                   $(312,482)       $ (1,454,236)               $(584,947)         $ (2,351,665)
                                                   =========        ============                =========          ============

                 Consolidated Capital of North America, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE H - SUBSEQUENT EVENTS - Continued

     Balance Sheet - Proforma Adjustments

     1. Sale of assets primarily to former directors in satisfaction of certain liabilities.

     2.   Adjustments for the acquisition of the net assets acquired:



               Purchase price of net assets acquired                                  $4,309,443
               Net adjustment to fair value of net identifiable
                    tangible assets acquired                                           1,924,539
                                                                                      ----------

               Excess purchase price over fair value of net
                    assets acquired                                                   $2,384,904
                                                                                      ==========


     3. In connection with the acquisition, the Company incurred indebtedness of approximately $4.2 million and raised $966,500, net of accrued stock offering cost of approximately $33,500, through the issuance of 5,496,911 shares of common stock. Also, the Company issued 8,638,003 shares of common stock to the sole stockholder of Angeles Acquisition Corp. A portion of the proceeds from the indebtedness was used to repay the outstanding line of credit of $900,000. In addition, the Company issued a promissory note in January 1997 in the amount of $250,000, payable on demand in consideration of an acquisition structuring fee related to the merger and the related transactions.

     4. The $23,012 represents the cash surrender value of life insurance policies that were distributed to a former shareholder of Angeles Metals Trim Co. a day prior to the date of acquisition. The $20,000 represents earnest funds previously received in connection with this acquisition.

                 Consolidated Capital of North America, Inc.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE H - SUBSEQUENT EVENTS - Continued

     Income Statement - Pro Forma Adjustments

 5. To adjust for additional depreciation resulting from the revaluation of assets as determined by appraisal. Assets are depreciated over their useful lives using the straight line method after giving consideration for salvage value.

 6. To adjust for amortization of the excess of purchase price over assets acquired. The amortization is based on a ten-year life using the straight-line method.

 7. Interest on the new indebtedness incurred to finance the purchase of Angeles Metal Trim Co. less reduction for the interest on the old line of credit.

                CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Angeles Metal Trim Co. and Subsidiary


We have audited the accompanying consolidated balance sheets of Angeles Metal Trim Co. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Angeles Metal Trim Co. and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


Grant Thornton LLP

Los Angeles, California
March 21, 1997 (except for Note C,
  as to which the date is April 11, 1997)

                     Angeles Metal Trim Co. and Subsidiary

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995



                                     ASSETS

                                                                                                1996                     1995
                                                                                                ----                     ----
          CURRENT ASSETS
                     Cash                                                                 $    27,704                $    46,996
                     Notes receivable                                                              --                     13,419
                     Accounts receivable - trade, less allowance
                        for doubtful accounts of $235,258 and $166,159
                        in 1996 and 1995, respectively                                      2,485,956                  2,701,196
                     Inventories, net                                                       1,974,139                  2,399,459
                     Prepaid expenses and other                                                32,356                     87,055
                                                                                          -----------                -----------

                                  Total current assets                                      4,520,155                  5,248,125

          PROPERTY AND EQUIPMENT - AT COST
                     Machinery and equipment                                                2,955,167                  2,850,540
                     Transportation equipment                                                 745,094                    735,406
                     Furniture and fixtures                                                   434,619                    392,951
                     Leasehold improvements                                                   243,931                    243,931
                     Construction in progress                                                  21,707                     16,735
                                                                                          -----------                -----------
                                                                                            4,400,518                  4,239,563
                     Less accumulated depreciation and amortization                        (4,173,505)                (4,103,391)
                                                                                          -----------                -----------
                                                                                              227,013                    136,172

          OTHER ASSETS
                     Cash surrender value of life insurance policies,
                        net of policy loans of $155,639                                        23,012                     23,013
                     Deposits                                                                  13,451                     15,692
                                                                                          -----------                -----------
                                                                                               36,463                     38,705
                                                                                          -----------                -----------

                                  Total assets                                            $ 4,783,631                $ 5,423,002
                                                                                          ===========                ===========

   The accompanying notes are an integral part of these financial statements.

                     ANGELES METAL TRIM CO. AND SUBSIDIARY

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                           December 31, 1996 and 1995

                                                                                              1996                       1995
                                                                                           -----------                ----------
          CURRENT LIABILITIES
                     Short-term borrowings                                                 $        --                $  250,000
                     Accounts payable                                                        3,432,166                 3,030,698
                     Accrued liabilities                                                       140,569                   377,172
                     Notes payable to former officer                                           285,000                        --
                                                                                           -----------                ----------

                                  Total current liabilities                                  3,857,735                 3,657,870


          LONG-TERM INDEBTEDNESS
                     Note payable - long-term                                                  900,000                        --
                     Notes payable to former officer                                                --                   285,000



          COMMITMENTS                                                                               --                        --




          STOCKHOLDERS' EQUITY
                     Common stock - authorized, 1,000 shares of $10
                        par value; issued and outstanding, 142 shares;                           1,420                     1,420
                     Capital contributed in excess of par value                                108,876                   108,876
                     Retained (deficit) earnings                                               (84,400)                1,369,836
                                                                                           -----------                ----------
                                                                                                25,896                 1,480,132
                                                                                           -----------                ----------

                                  Total liabilities and stockholders' equity               $ 4,783,631                $5,423,002
                                                                                           ===========                ==========

   The accompanying notes are an integral part of these financial statements.

                     Angeles Metal Trim Co. and Subsidiary

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years ended December 31, 1996 and 1995

                                                                                     1996                        1995
                                                                                 ------------                ------------
          Net sales                                                              $ 20,879,891                $ 22,315,108

          Cost of goods sold                                                       18,231,030                  18,584,372
                                                                                 ------------                ------------

                           Gross profit                                             2,648,861                   3,730,736

          Operating expenses
              Selling and shipping                                                  2,962,443                   2,400,273
              General and administrative                                            1,234,569                   1,090,108
                                                                                 ------------                ------------
                                                                                    4,197,012                   3,490,381
                                                                                 ------------                ------------

                           (Loss) income from operations                           (1,548,151)                    240,355

          Other income (expense)
              Interest expense                                                       (101,804)                    (88,367)
              Other income                                                            197,855                     169,746
              Other expense                                                            (2,136)                    (35,933)
                                                                                 ------------                ------------
                                                                                       93,915                      45,446
                                                                                 ------------                ------------

                           Net (loss) earnings before income taxes                 (1,454,236)                    285,801

          Income tax expense                                                               --                       9,637
                                                                                 ------------                ------------

                           NET (LOSS) EARNINGS                                   $ (1,454,236)               $    276,164
                                                                                 ============                ============


   The accompanying notes are an integral part of these financial statements.

                     Angeles Metal Trim Co. and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Two Years ended December 31, 1996

                                                                            Capital
                                                         Common stock      contributed     Retained     Minority
                                                   ------------------     in excess of    (deficit)     interest in
                                                   Shares      Amount      par value       earnings     subsidiary        Total
                                                   ------      ------      ---------       --------     ----------        -----
Balance at January 1, 1995                         142         $1,420      $108,876    $1,397,290       $(283,618)    $1,223,968

Redemption of shares of minority shareholder         -              -             -      (303,618)        283,618        (20,000)

Net earnings                                         -              -             -       276,164               -        276,164
                                                 -----         ------    ----------    ----------      ----------     ----------

Balance at December 31, 1995                       142          1,420       108,876     1,369,836               -      1,480,132

Net loss                                             -              -             -    (1,454,236)              -     (1,454,236)
                                                 -----         ------    ----------    ----------      ----------     ----------

Balance at December 31, 1996                       142         $1,420    $  108,876    $  (84,400)     $        -     $   25,896
                                                 =====         ======    ==========    ==========      ==========     ==========



   The accompanying notes are an integral part of this financial statement.

                     Angeles Metal Trim Co. and Subsidiary

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1996 and 1995

                                                                                                1996                    1995
                                                                                            -----------             -----------
          Cash flows from operating activities:
                     Net (loss) earnings                                                    $(1,454,236)            $   276,164
                     Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
                           Depreciation and amortization                                         70,114                  83,963
                           Provision for bad debts                                              335,150                 150,268
                           Write-off of property and equipment                                       --                  51,773
                           Write-off of notes receivable                                         13,419                      --
                           Increase in accounts receivable                                     (119,910)               (430,924)
                           (Increase) decrease in inventories                                   425,320              (1,032,888)
                           (Increase) decrease in prepaid expenses and other assets              56,941                 (42,469)
                           Increase in accounts payable                                         401,468                 657,987
                           (Decrease) increase in accrued liabilities                          (236,603)                135,644
                                                                                            -----------             -----------

                                 Total adjustments                                              945,899                (426,646)
                                                                                            -----------             -----------

                                 Net cash used in operating activities                         (508,337)               (150,482)

          Cash flows from investing activities:
                     Additions to notes receivable                                                   --                 (30,366)
                     Repayment of notes receivable                                                   --                  26,497
                     Acquisition of property and equipment                                     (171,450)               (138,402)
                     Proceeds from sale of property and equipment                                10,495                   4,000
                     Redemption of shares of minority shareholder                                    --                 (20,000)
                                                                                            -----------             -----------

                                 Net cash used in investing activities                         (160,955)               (158,271)
                                                                                            -----------             -----------

   The accompanying notes are an integral part of these financial statements.

                    Angeles Metal Trim Co. and Subsidiary

                     Years ended December 31, 1996 and 1995

                                                                                       1996                      1995
                                                                                     ---------                ---------
          Cash flows from financing activities:
                     Proceeds of short-term borrowings                               $ 650,000                $ 250,000
                     Repayment of long-term debt                                            --                 (137,745)
                                                                                     ---------                ---------

                                 Net cash used in financing activities                 650,000                  112,255
                                                                                     ---------                ---------

                                 Net decrease in cash                                  (19,292)                (196,498)

          Cash at beginning of year                                                     46,996                  243,494
                                                                                     ---------                ---------

          Cash at end of year                                                        $  27,704                $  46,996
                                                                                     =========                =========

          Supplemental disclosures of cash flow information:
                     Cash paid during the year for:
                        Interest                                                     $ 101,804                $  88,367
                                                                                     =========                =========

                        Income taxes                                                 $      --                $  34,379
                                                                                     =========                =========


   The accompanying notes are an integral part of these financial statements.

                     Angeles Metal Trim Co. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Business Activities

Angeles Metal Trim Co. and Subsidiary ("the Company") manufactures steel framing used in commercial and residential structures. The Company's primary market is domestic; however, approximately 5% of sales are to foreign markets, primarily Japan.

2.  Principles of Consolidation and Minority Interest in Subsidiary

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, California Building Systems, Inc. (CBS). All significant intercompany accounts and transactions have been eliminated. Effective at the beginning of 1995, the Company acquired the minority interest in CBS from a related party for $20,000.

3.  Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market.

4.  Depreciation and Amortization

Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using principally the straight-line method. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

5.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     Angeles Metal Trim Co. and Subsidiary

                           December 31, 1996 and 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

6.  Concentrations

The Company maintains cash in a financial institution. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $41,709 and $163,944 at December 31, 1996 and 1995, respectively.

For the year ended December 31, 1996, the Company purchased 50% of its materials from one vendor.

7.  Financial Instruments

The carrying amounts of the Company's accounts receivable, accounts payable, and short-term debt approximated fair value as of December 31, 1996 and 1995, because of the relatively short maturity.

NOTE B - INVENTORIES

Inventories consist of the following:

                                                 1996            1995
                                              ----------      ----------
      Raw materials                           $  530,441      $  835,217
      Work-in-process                            381,211         306,035
      Finished goods                           1,293,882       1,258,207
                                              ----------      ----------
                                               2,205,534       2,399,459
      Less: allowance for obsolete inventory     231,395              -
                                              ----------      ----------
                                              $1,974,139      $2,399,459
                                              ==========      ==========

                     Angeles Metal Trim Co. and Subsidiary

                           December 31, 1996 and 1995


NOTE C - NOTE PAYABLE BANK

The Company had a line of credit and term loan with a commercial bank. The line of credit in the amount of $2,000,000 was guaranteed by an officer of the Company and bore interest at the bank's prime rate plus 0.75% (9.75% at December 31, 1996). Borrowings under the line of credit were collateralized by accounts receivables and property and equipment. At December 31, 1996 and 1995, $900,000 and $250,000 was outstanding under the line of credit, respectively. Under the term loan the Company could borrow $650,000, of which any outstanding borrowings would bear interest at the bank's prime rate plus 1.25%. The term loan expired on December 31, 1996.

On January 15, 1997, the Company repaid the outstanding balance, terminated its line of credit with the above commercial bank and entered into a revolving line of credit with another bank. The line of credit has been shown as long-term debt. Under this credit facility, the Company borrowed approximately $2,800,000 and can borrow up to $4,000,000 limited by eligible accounts receivable and inventory. This credit facility is due on December 15, 1998 and bears interest at a base interest rate of 2% per annum over the Bank's LIBOR-Rate for the interest period. The line of credit is collateralized by accounts receivable and inventory. The Company is subject to certain restrictive covenants under the above lending arrangements, as defined in the agreement. The Company was not in compliance with certain loan covenants which have been waived by the bank through December 31, 1997.

On January 17, 1997, the Company also borrowed $1.4 million at an interest rate of 9.78%, payable in forty-eight installments, with the final payment due February 17, 2001.

NOTE D - NOTES PAYABLE TO FORMER OFFICER

Notes payable to a former officer were payable upon demand and bore interest at 10% per annum. One note payable was similar to a revolving line of credit with the maximum limit not to exceed $500,000. As discussed in Note G, the Company was sold to unrelated parties and these notes payable were due on the closing of the sale. The notes were classified as long-term in 1995 because the former officer did not intend to demand payment in the near-term.

                     Angeles Metal Trim Co. and Subsidiary

                           December 31, 1996 and 1995


NOTE E -- INCOME TAXES

The actual tax expense differs from amounts computed using the statutory Federal tax rate of 34% in 1996 and 1995 primarily due to a valuation allowance for deferred tax assets and utilization of net operating loss carryforwards.

Deferred taxes are determined based on the estimated future tax effects of difference between the financial statement and the basis of assets and liabilities under the provisions of the enacted tax laws.

The tax effects of temporary differences that give rise to net deferred taxes at December 31, 1996 and 1995 are:




                                                  1996              1995
                                                  ----              ----

Deferred tax assets:
  Allowance for bad debts                        $101,858         $70,818
  Reserve for inventory                           100,194              --
  Net operating loss carryforward                 470,261          71,396
  Inventory capitalization                         61,158          50,373
  State franchise tax                                 816           4,093
  Depreciation and amortization                     9,198              --
                                                 --------         -------
        Total deferred tax assets                 743,485         196,680

Valuation allowance for deferred tax assets      (743,485)       (161,112)
                                                 --------        --------
        Net deferred tax asset                         --          35,568

Deferred tax liability:
  Depreciation and amortization                        --         (35,568)
                                                 --------        --------

        Net deferred taxes                       $     --        $     --
                                                =========        ========



A valuation allowance was established because of the uncertainty that the deferred tax asset will be realized. The valuation allowance increased approximately $582,373 and decreased $187,827 at December 31, 1996 and 1995, respectively.

The amount of federal and state operating loss carryforwards at December 31, 1996 was approximately $1,285,000 and $357,000, respectively, with expiration dates through 2011. Due to the subsequent change in ownership, these operating losses are subject to limitations imposed by the tax regulations.

                     Angeles Metal Trim Co. and Subsidiary

                           December 31, 1996 and 1995


NOTE F - COMMITMENTS

        The Company leases its plant facilities under various operating lease agreements.

        Principal portions of its plant facilities were leased from a former officer of the Company under month to month leases. On January 21, 1997, the Company entered into noncancellable lease agreements with the former officer. (See Note G).

        Total rent expense under operating lease agreements for the years ended December 31, 1996 and 1995, (net of sublease rental income of $21,071) was $289,774 and $144,347, respectively. In addition to the lease payments, the Company is responsible for property taxes.

        The following is a schedule of approximate future minimum lease payments under operating leases for facilities and equipment that have initial or remaining noncancellable lease terms in excess of one year:

                Year ending
                December 31,
                ------------
                1997                    $250,000
                1998                     269,000
                1999                     250,000
                2000                       8,000
                                        --------
                                        $777,000
                                        ========

NOTE G - SUBSEQUENT EVENTS

        On January 21, 1997, Angeles Acquisition Corporation acquired the Company for $4,300,000, including fees and expenses. In connection with this acquisition, the Company incurred indebtedness of approximately $4,500,000.

                                   SIGNATURES

         In accordance, Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONSOLIDATED CAPITAL OF NORTH
                                             AMERICA, INC.


Date:  April 14, 1997                        By: /s/ Thompson H. Rogers
                                                 --------------------------
                                                 Thompson H. Rogers
                                                 Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                       DATE
         ---------                      -----                       ----
/s/ Thompson H. Rogers                  Chairman of the             April 14, 1997
------------------------------          Board, and
Thompson H. Rogers                      Director (Principal
                                        Executive Officer)



/s/ Donald R. Jackson                   Secretary, Treasurer,       April 14, 1997
------------------------------          Chief Financial Officer
Donald R. Jackson                       and Director (Principal
                                        Financial and
                                        Accounting Officer)



/s/ Paul Bagley                         Director                    April 14, 1997
------------------------------
Paul Bagley


/s/ L. Wayne Harber                     Director                    April 14, 1997
------------------------------
L. Wayne Harber


/s/ John D. McKey, Jr.                  Director                    April 11, 1997
------------------------------
John D. McKey, Jr.

EXHIBIT INDEX


Exhibit No.                             Description
-----------     ----------------------------------------------------------------
 2.1 (1)        Stock Purchase Agreement dated as of January 15, 1997 between
                Angeles Acquisition Corp., Angeles Metal Trim Co., California
                Building Systems, Inc., and the shareholders of Angeles Metal
                Trim Co. and D. Kingston Cable (Exhibits and Schedules omitted).

 2.2 (1) Agreement and Plan of Merger dated January 16, 1997 between the Company, Consolidated Land & Cattle Company, Raymond E. McElhaney, Bill M. Conrad, Ronald R. McGinnis, Angeles Acquisition Corp. and Stone Pine Colorado, LLC (Exhibits and Schedules omitted).

 3.1 (2)        Articles of Incorporation of the Company.

 3.2 (3)        By-laws.

10.1 (4) Real Estate Development Agreement, dated July 26, 1994, by and between the Company, Glacier Valley Holding Corporation, and other unrelated third parties.

10.2 (4) Lot Option Agreement dated September 28, 1994, by and between the Company and JBS Corporation.

10.3 (5) Promissory Note dated May 11, 1995, by and between JBS Corporation and Northcrest Joint Venture.

10.4 (5) Lot Option Agreement dated April 12, 1996, by and between the Company and Elite Properties of America.

10.5 (4) Form of Promissory Note by and between the Company and Bear Star Limited Liability Company.

10.6 (4) Form of Promissory Note by and between the Company and Columbine Home Sales Limited Liability Company.

10.7 (4) Contract to Buy and Sell Real Estate by and between Bear Star Limited Liability Company and the purchasers, dated June 24, 1994.

10.8 (4) Contract to Buy and Sell Real Estate by and between Columbine Homes, L.L.C., and Allen E. Pezoldt Living Trust and Allen E. Pezoldt, dated February 22, 1995.

10.9  (6)       Form of Employment Agreement between the Company and Raymond E.
                McElhaney, Bill M. Conrad and Ronald R. McGinnis.

10.10 Purchase and Sale Agreement dated January 16, 1997 between the Company, Raymond McElhaney, Bill Conrad and Ronald McGinnis (Exhibits and Schedules omitted).

10.11 (1)       Form of Stock Purchase Agreement dated January 16, 1997 between the Company and the investors (Exhibits and Schedules omitted).

10.12 Lease Agreement dated January 15, 1997 by and between Angeles Metal Trim Co. and D. Kingston Cable, Trustee of the Daniel Kingston Cable and Barbara White Cable 1995 Revocable Intervivos Trust (Re: property at 4817 and 4915 Sheila Street, Commerce, California).

10.13 Lease Agreement dated January 15, 1997 by and between Angeles Metal Trim Co. and D. Kingston Cable, Trustee of the Daniel Kingston Cable and Barbara White Cable 1995 Revocable Intervivos Trust (Re: property at 116 Y Street, Vancouver, Washington).

10.14 Lease Agreement dated November 13, 1989 by and between Angeles Metal Trim Co. and 83rd Street Investors (Re: property at 4841 83rd Street, Sacramento, California).

10.15 Lease Agreement dated October 1, 1996 by and between Angeles Metal Trim Co. and Fred G. and Patricia A. Duncolon (Re: property at 1851 Alexander Avenue, Tacoma, Washington).

10.16 Business Loan Agreement dated as of January 15, 1997 between Angeles Metal Trim Co. and Union Bank of California, N.A. ("Union Bank").

10.17 Security Agreement dated as of January 9, 1997 between Angeles Metal Trim Co. and Union Bank.

10.18 Promissory Note dated as of January 15, 1997 by Angeles Metal Trim Co. in favor of Union Bank.

10.19           Continuing Guaranty by Angeles Acquisition Co. in favor of
                Union Bank.

10.20 Master Security Agreement dated as of January 8, 1997 between Angeles Metal Trim Co. and General Electric Capital Corporation ("GE").

10.21 Promissory Note dated as of January 17, 1997 by Angeles Metal Trim Co. in favor of GE.

10.22 Services Agreement dated as of February 1, 1997 between the Company and Stone Pine Atlantic, LLC.

10.23 Non-Competition and Consulting Agreement dated as of January 15, 1997 between Angeles Metal Trim Co. and
                D. Kingston Cable.

10.24 Promissory Note dated as of January 16, 1997 by the Company in favor of Stone Pine Cebrado, LLC.

16.(7) Letter from Kish Leake & Associates, P.C. dated February 5, 1997 regarding change of certifying accountant.

21.             Subsidiaries of the Company.

27.             Financial Data Schedule.
-------------------------

(1) Incorporated by reference from the Company's Report on Form 8-K dated January 23, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(3)     Incorporated by reference from the Company's Registration
        Statement on Form S-18, Registration Number 33-24299, dated October 27, 1988.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

(7) Incorporated by reference from the Company's Report on Form 8-K filed on February 7, 1997.