Form 10QSB
period 1997-03-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1997-05-15
CIK 839426

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the quarterly period ended     March 31, 1997
                                           ------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

            For the transition period from                  to
                                          -----------------    ---------------

            Commission file number     0-21821
                                  --------------------------------------------

                  Consolidated Capital of North America, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Colorado                                   93-0962072
  -------------------------------                  -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                           410 17th Street, Suite 400
                             Denver, Colorado 80202
                     ---------------------------------------
                    (Address of principal executive offices)

                                  888-313-8051
                           -------------------------
                           Issuer's telephone number

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No     .
   -----   -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,705,460 shares of $.0001 per share common stock as of May 1, 1997.

         Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

                  Consolidated Capital of North America, Inc.
                    Quarterly Report on Form 10-QSB for the
                          Quarter Ended March 31, 1997


                               Table of Contents

                                                                        Page
                                                                        ----
Part I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements (unaudited)

                     Consolidated Balance Sheets - March 31, 1997
                     and December 31, 1996                                3

                     Consolidated Statements of Operations for the
                     three months ended March 31, 1997 and 1996           5

                     Consolidated Statements of Cash Flows for the
                     three months ended March 31, 1997 and 1996           6

                     Notes to Financial Statements                        7

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           9


Part II.  OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                    12

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                               March 31,     December 31,
                                                  1997           1996
                                               ---------     ------------
                        ASSETS
Current assets:
Cash                                           $  159,564     $   26,937
  Accounts receivable, less allowance
     for doubtful accounts of $227,572          2,454,967           --
  Inventories, net                              1,732,640           --
  Prepaid expenses and other                       79,948           --
  Assets held for sale                             30,000        131,125
                                               ----------     ----------
     Total current assets                       4,457,119        158,062

Property and equipment, net of
   accumulated depreciation of $38,496          2,130,811           --

Goodwill                                        2,309,863           --

Other assets                                       13,451           --
                                               ----------     ----------
   Total assets                                $8,911,244     $  158,062
                                               ==========     ==========


  The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                           March 31,     December 31,
                                                              1997           1996
                                                           ---------     ------------
     LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
   Accounts payable                                       $ 3,228,881      $  24,632
   Accrued liabilities                                        271,121         36,000
   Current portion of long-term debt                          246,441           --
   Note payable to former officer                             100,000           --
   Note payable to affiliate                                  250,000           --
   Other                                                       83,430         20,000
                                                          -----------      ---------
     Total current liabilities                              4,179,873         80,632
                                                          -----------      ---------

Long-term debt - less current portion                       4,210,366           --
                                                          -----------      ---------

Stockholders' equity:
   Preferred stock, par value $.01 per share:
     Authorized - 10,000,000 shares, none issued                 --             --
   Common stock, par value $.0001 per share:
     Authorized - 50,000,000 shares, 15,705,460
     and 1,570,546 shares outstanding, respectively             1,571            157
   Additional paid-in capital                               1,822,107        855,756
   Accumulated deficit                                     (1,302,673)      (778,483)
                                                          -----------      ---------

     Total stockholders' equity                               521,005         77,430
                                                          -----------      ---------

       Total liabilities and stockholders' equity         $ 8,911,244      $ 158,062
                                                          ===========      =========



  The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                            1997             1996
                                        ------------      -----------
Net sales                               $  5,330,147      $      --
Cost of goods sold                         4,384,522             --
                                        ------------      -----------
   Gross profit                              945,625             --
                                        ------------      -----------

Operating expenses:
   Selling and shipping                      626,866             --
   General and administrative                705,261           17,061
   Depreciation and amortization              87,641            1,353
                                        ------------      -----------
     Total expenses                        1,419,768           18,414
                                        ------------      -----------

       Loss from operations                 (474,143)         (18,414)
                                        ------------      -----------

Other income (expense):
   Interest expense                          (77,998)          (5,350)
   Other                                      27,951           11,258
                                        ------------      -----------
                                             (50,047)           5,908
                                        ------------      -----------

     Net loss                           $   (524,190)     $   (12,506)
                                        ============      ===========

       Net loss per share               $       (.04)     $      (.01)
                                        ============      ===========

Weighted average number of
   common shares outstanding              12,407,313        1,529,546
                                        ============      ===========


  The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)


                                                                 1997         1996
                                                             -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (524,190)   $ (12,506)
   Adjustments to reconcile net loss to net cash
     used in operations:
       Amortization and depreciation                              87,641        1,353
       Gain on sale of assets                                     (1,000)        --
       Change in assets and liabilities:
         Accounts receivable, net                                 63,114         --
         Inventories, net                                        241,499         --
         Prepaid expenses and other                              (47,592)        --
         Other assets                                             23,012         --
         Accounts payable and accrued liabilities               (133,365)      10,571
         Other liabilities                                        63,430         --
         Other                                                      --        (11,266)
                                                             -----------    ---------
            Net cash used in operating activities               (227,451)     (11,848)
                                                             -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                   (939,197)        --
   Purchase of property and equipment                            (17,755)        --
   Proceeds from sale of assets held for sale                     70,000         --
   Collection of notes receivable                                   --        105,000
   Advance to related parties                                       --        (16,024)
                                                             -----------    ---------
            Net cash (used in) provided by
              investing activities                              (886,952)      88,976
                                                             -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                            511,686          824
   Principal payments on long-term debt                          (46,557)     (81,000)
   Principal payments on note payable to former officer         (185,000)        --
   Proceeds from issuance of common stock                        966,901         --
                                                             -----------    ---------
     Net cash provided by (used in) financing activities       1,247,030      (80,176)
                                                             -----------    ---------

NET INCREASE (DECREASE) IN CASH                                  132,627       (3,048)

CASH AT BEGINNING OF PERIOD                                       26,937        6,494
                                                             -----------    ---------

CASH AT END OF PERIOD                                        $   159,564    $   3,446
                                                             ===========    =========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
     Cash paid during the period for interest                $    63,396    $   5,350
                                                             ===========    =========



  The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of March 31, 1997 and the results of its operations and its cash flows for the three months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

These interim financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended December 31, 1996. Certain prior year amounts have been reclassified to conform with the current period presentation.


2.       BUSINESS ACTIVITIES

On January 21, 1997, Consolidated Land & Cattle Company, a subsidiary of the Company, merged with Angeles Acquisition Corp., a privately held company (the "Merger"). Angeles Acquisition Corp. survived the Merger and became a wholly owned subsidiary of the Company. In the Merger transaction, the Company issued 8,638,003 new common shares to the sole stockholder of Angeles Acquisition Corp. Concurrent with the Merger, the Company also sold 5,496,911 shares of common stock for cash, in a private transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended, for an aggregate purchase price of $1,000,000.

Prior to the Merger, Angeles Acquisition Corp. acquired Angeles Metal Trim Co. and Subsidiary ("Angeles") for approximately $4.3 million, including related fees and expenses. Angeles fabricates and sells steel framing materials for commercial and residential structures.

Prior to January 21, 1997, the Company's operations were exclusively in the real estate business. Since January 21, 1997, the Company has sold all of its real estate related assets (the final sale occurred during April 1997), and intends to focus its future business activities on the steel frame building business and complementary businesses.

The net assets acquired by the Company as a result of the Merger were recorded at an amount based upon the purchase price for the acquisition of Angeles. Goodwill, representing the excess of the purchase price over the fair value of the net identifiable tangible assets acquired, is being amortized on a straight-line basis over ten years. Accumulated amortization amounted to $49,145 as of March 31, 1997. The tangible depreciable assets acquired in the Merger are being depreciated over their useful lives using the straight line method after giving consideration to salvage value.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1997
                                  (unaudited)

3.       LONG-TERM DEBT

In connection with the Merger, Angeles incurred bank debt of approximately $4.2 million during January 1997 under two separate bank notes. $1 million of the debt proceeds was utilized for the repayment of previously outstanding indebtedness of Angeles and $3.2 million was utilized in connection with the Merger.

Under the first note, Angeles borrowed $1.4 million at a fixed interest rate of 9.78%. The note is payable in 48 monthly installments commencing February 17, 1997 and is collateralized by all of Angeles' equipment and rolling stock.

Under the terms of the second note, Angeles can borrow up to $4.0 million, limited to the amount of eligible accounts receivable and inventory. This revolving line of credit bears interest, which is payable monthly, at a variable rate equal to 2% per annum over the bank's LIBOR-Rate. The current interest rate is 8.5%. The principal of the note is payable, in its entirety, during December 1998 and the note is collateralized by all of Angeles' accounts receivable, inventory and intangibles. The note was initially guaranteed by Angeles Acquisition Corp. The note agreement contains a number of financial covenants and Angeles was not in compliance with certain of these covenants during the first quarter of 1997. During April 1997, Angeles and the bank entered into an amendment to the loan agreement pursuant to which certain covenants were amended and/or waived through December 31, 1997. In addition, the Company agreed to also guaranty the repayment of the note.

There are no compensating balance requirements under either of these two financing arrangements.

The following is a schedule by year of the maturities of the long-term portion of these notes:


                  Year ending
                  December 31,            Amount
                  ------------            ------
                     1998              $ 3,412,885
                     1999                  362,445
                     2000                  399,902
                     2001                   35,134
                                       -----------
                                       $ 4,210,366
                                       ===========


4.       SUBSEQUENT EVENT

During April 1997, Angeles borrowed $300,000 from an affiliate of the Company's major shareholder. Angeles agreed to pay a facility fee of $9,000, which was added to the principal balance of the note, and the Company agreed to issue 50,000 of its common shares to the lender upon such funding and 10,000 common shares on the first day of each month commencing July 1, 1997 until the note is repaid in full. The note bears interest at 12% per annum, payable monthly in arrears beginning May 1, 1997. The principal of the note is due, in its entirety, during April 1999. While the note agreement provides that the note may be prepaid at any time at the option of Angeles, any prepayment of the note is currently prohibited by the terms of the amended bank note agreement discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

INTRODUCTION AND PLAN OF OPERATION

Prior to January 21, 1997, the Company's operations were exclusively in the real estate business. On January 21, 1997, Consolidated Land & Cattle Company, a subsidiary of the Company, merged with Angeles Acquisition Corp., a privately held company. Angeles Acquisition Corp. survived the Merger and became a wholly owned subsidiary of the Company. In the Merger transaction, the Company issued 8,638,003 new common shares to the sole stockholder of Angeles Acquisition Corp. Concurrent with the Merger, the Company also sold 5,496,911 shares of common stock for cash, in a private transaction exempt from registration under Regulation S of the Securities Act of 1933, as amended, for an aggregate purchase price of $1,000,000.

Prior to the Merger, Angeles Acquisition Corp. acquired Angeles Metal Trim Co. and Subsidiary for approximately $4.3 million, including related fees and expenses. Angeles fabricates and sells steel framing materials for commercial and residential structures.

Since January 21, 1997, the Company has sold all of its real estate related assets (the final sale occurred during April 1997), and intends to focus its future business activities on the steel frame building business and complementary businesses. Acquisition plans, capital needs and the Company's plans to raise addition capital are described below under "Liquidity, Capital Resources and Financial Condition".

RESULTS OF OPERATIONS

The Company reported net sales of $5,330,147 from its steel fabrication activities during the three months ended March 31, 1997. Cost of goods sold totaled $4,384,522, resulting in a gross profit of $945,625, or 17.7% of net sales. However, this gross profit was not sufficient to cover the selling and shipping, general and administrative and depreciation and amortization expenses incurred during the period. As a result, the Company reported a net loss for the three months ended March 31, 1997 of $524,190 ($.04 per share).

A comparison of operating results for the three months ended March 31, 1997 to the corresponding period of the prior year has not been made because such a comparison would not be meaningful given the Merger and the resultant change in the Company's business activities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of March 31, 1997, the Company had working capital of $277,246 as compared to the working capital at December 31, 1996 of $77,430, which was prior to the Merger.

During January 1997, Angeles incurred $4.2 million of indebtedness, $1 million of which was utilized for the repayment of previously outstanding indebtedness of Angeles and $3.2 million of which was utilized in connection with the acquisition of Angeles. Union Bank of California, N.A. provided $2.8 million in financing under a revolving line of credit (the "Union Bank Facility") and General Electric Capital Corporation provided $1.4 million in financing under a term loan (the "GE Term Loan").

Under the Union Bank Facility, Angeles can borrow up to a maximum of $4 million determined by eligible accounts receivable and inventory and the compliance with certain financial conditions. The Union Bank Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial covenants, to provide financing for general corporate purposes. The Union Bank Facility is due on December 15, 1998. Amounts drawn under the

Union Bank Facility bear interest at a base rate which is 2% per annum over Union Bank's LIBOR-Rate for the interest period. The GE Term Loan is payable in 48 monthly installments of principal and interest at a fixed rate of 9.78% per annum commencing February 17, 1997.

All of Angeles' equipment and rolling stock are pledged as security for the GE Term Loan and all of Angeles' accounts receivable, inventory and intangibles are pledged as security for the Union Bank Facility. The Union Bank Facility was initially guaranteed by Angeles Acquisition Corp. The Union Bank Facility agreement contains a number of financial covenants, including certain working capital and profit requirements and limitations on total liabilities. Angeles was not in compliance with certain of these loan covenants during the first quarter of 1997. During April 1997, Angeles and Union Bank entered into an amendment to the loan agreement pursuant to which certain of these covenants were amended and/or waived through December 31, 1997. In addition, the Company agreed to guaranty the repayment of the Union Bank Facility. A $5,000 fee was paid to Union Bank in connection with the negotiation of this amendment.

The amended Union Bank loan agreement provides that Angeles may not make any cash payments on any obligations owing by Angeles to the former majority shareholder/officer of Angeles other than rental payments due and owing, provided however, such obligations may be satisfied through the issuance of equity securities of the Company. Accordingly, Angeles is prohibited from making any cash payments under the outstanding promissory note of Angeles payable to the former majority shareholder/officer of Angeles and is prohibited from making any payments under the Non-Competition and Consulting Agreement entered into between Angeles and such former shareholder/officer of Angeles in connection with the acquisition of Angeles. The Company is in negotiations with the former shareholder/officer of Angeles regarding these matters and matters related to the acquisition of Angeles by the Company.

During April 1997, ERB Acquisition Group, LLC, a Nebraska limited liability company, ("ERB") loaned $300,000 to Angeles (the "ERB Loan"), which loan is evidenced by a promissory note payable to ERB (the "ERB Note"). The ERB Loan proceeds were used to repay a portion of the outstanding balance on the Union Bank Facility.

In consideration of the ERB Loan, Angeles agreed to pay ERB a facility fee of $9,000, which was added to the principal balance of the ERB Note, and the Company agreed to issue 50,000 of its common shares to ERB upon such funding and 10,000 common shares on the first day of each month commencing July 1, 1997 until the ERB Note is repaid in full. The ERB Note bears interest at 12% per annum, payable monthly in arrears beginning May 1, 1997. The principal of the ERB Note and any accrued and unpaid interest is due and payable on April 9, 1999. While the ERB Note agreement provides that the ERB Note may be prepaid at any time at the option of Angeles, any prepayment of the ERB Note is currently prohibited by the terms of the amended Union Bank Facility agreement.

The obligations under the ERB Loan were guaranteed by the Company and Stone Pine Colorado, LLC. All of the assets of the Company and all of the assets of Stone Pine Colorado, LLC, including the Company's common shares owned by Stone Pine Colorado, LLC, have been pledged as security for the obligations under the ERB Loan. Stone Pine Colorado, LLC is the owner of approximately 42% of the Company's outstanding common shares and all of the Company's directors have a financial interest in Stone Pine Colorado, LLC. Two of the Company's directors also have a financial interest in ERB.

The Company needs to raise additional capital to meet the Company's needs and to satisfy the Company's obligations through the end of the current fiscal year based on the Company's current plan of operation. The Company is seeking to obtain additional capital of at least $1 million though the sale of common shares. The Company will need such additional capital for principal and interest payments under the existing financing arrangements and for the other obligations of the Company described herein, as well as for working capital purposes. There can be no assurances that the Company will be successful in obtaining this equity capital.

The Company believes that its operating cash flows, funds available under the Union Bank Facility together with funds raised in an equity issuance will provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the development of its business for the fiscal year. The Company may be required to obtain additional lines of credit for working capital purposes and possibly make periodic public offerings or private placements in order to meet the liquidity needs of such growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

The Company also plans to engage in strategic acquisitions. As these investments are identified and funds are needed to complete such acquisitions, additional funding will be necessary.

During April 1997, the Company entered into a non-binding letter of intent to acquire all of the assets of Capitol Metals Co., Inc. ("CMC"), a Los Angeles based steel service and distribution center which specializes in the processing of hot and cold rolled steel. The Company intends to acquire the assets of CMC for consideration consisting of cash, stock and the assumption of debt with an estimated value totaling approximately $13.7 million. The consummation of the transaction is contingent upon a number of closing conditions, including the negotiation and execution of the definitive agreement and the Company's ability to secure financing for the transaction.


SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a new "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic acquisitions and the Company's ability to successfully finance any such future acquisitions, as well as its current ongoing operations.

                           Part II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits to be filed:

         Exhibit No.             Description
         -----------             -----------

           10.25 Loan Agreement, dated as of April 9, 1997, between Angeles Metal Trim Co., Consolidated Capital of North America, Inc., Stone Pine Colorado, LLC and ERB Acquisition Group, LLC.

           10.26 Promissory Note, dated April 9, 1997, of Angeles Metal Trim Co. in the principal amount of $309,000, payable to ERB Acquisition Group, LLC.

           10.27 Guaranty, dated April 9, 1997, and delivered by Consolidated Capital of North America, Inc. and Stone Pine Colorado, LLC to and for the benefit of ERB Acquisition Group, LLC.

           10.28 Security Agreement, dated as of April 9, 1997, made and delivered by Consolidated Capital of North America, Inc. in favor of ERB Acquisition Group, LLC.

           10.29 First Amendment and Waiver to Business Loan Agreement, dated as of April 11, 1997, by and between Angeles Metal Trim Co. and Union Bank of California, N.A

           27.1            Financial Data Schedule.


    (b) The Registrant filed a Form 8-K on January 23, 1997 to report the Merger and related transactions.

         The Registrant filed a Form 8-K on February 7, 1997 to report a change in accountants.

                                   SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Consolidated Capital of North America, Inc.
                                   (Registrant)





Date: May 13, 1997                 By: /s/ Thompson H. Rogers
                                      -----------------------------------
                                      Thompson H. Rogers
                                      Chairman of the Board and Director
                                      (Principal Executive Officer)



                                   By: /s/ Donald R. Jackson
                                      -----------------------------------
                                      Donald R. Jackson
                                      Secretary, Treasurer, Chief Financial
                                      Officer and Director (Principal Financial
                                      and Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit No.       Description
         -----------       -----------

           10.25 Loan Agreement, dated as of April 9, 1997, between Angeles Metal Trim Co., Consolidated Capital of North America, Inc., Stone Pine Colorado, LLC and ERB Acquisition Group, LLC.

           10.26 Promissory Note, dated April 9, 1997, of Angeles Metal Trim Co. in the principal amount of $309,000, payable to ERB Acquisition Group, LLC.

           10.27 Guaranty, dated April 9, 1997, and delivered by Consolidated Capital of North America, Inc. and Stone Pine Colorado, LLC to and for the benefit of ERB Acquisition Group, LLC.

           10.28 Security Agreement, dated as of April 9, 1997, made and delivered by Consolidated Capital of North America, Inc. in favor of ERB Acquisition Group, LLC.

           10.29 First Amendment and Waiver to Business Loan Agreement, dated as of April 11, 1997, by and between Angeles Metal Trim Co. and Union Bank of California, N.A

           27.1            Financial Data Schedule.