Form 10QSB
period 1997-06-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1997-08-13
CIK 839426

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the quarterly period ended          June 30, 1997
                                         -----------------------

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

       For the transition period from __________________ to ____________________


       Commission file number     0-21821
                             ---------------------------------------------------

                  Consolidated Capital of North America, Inc.
       (Exact name of small business issuer as specified in its charter)

                Colorado                                  93-0962072
        ------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                           410 17th Street, Suite 400
                             Denver, Colorado 80202
                    ----------------------------------------
                    (Address of principal executive offices)

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
Yes  X  No
    ---    -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,792,121 shares of common stock, $.0001 par value, as of August 6, 1997.

  Transitional Small Business Disclosure Format (check one); Yes      No   X
                                                                 ----    -----

                  Consolidated Capital of North America, Inc.
                    Quarterly Report on Form 10-QSB for the
                          Quarter Ended June 30, 1997


                               Table of Contents

                                                                                                 Page
                                                                                                 ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)

                             Consolidated Balance Sheets - June 30, 1997
                             and December 31, 1996                                                 3

                             Consolidated Statements of Operations for the
                             three months ended June 30, 1997 and 1996                             5

                             Consolidated Statements of Operations for the six
                             months ended June 30, 1997 and 1996                                   6

                             Consolidated Statements of Cash Flows for the
                             six months ended June 30, 1997 and 1996                               7

                             Notes to Financial Statements                                         8

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                            10


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                      14

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                            June 30,     December 31,
                                              1997           1996
                                           ----------     ----------
                                    ASSETS
Current assets:
Cash                                       $   55,335     $   26,937
  Accounts receivable, less allowance
     for doubtful accounts of $239,774      2,281,197              -
  Inventories, net                          1,366,133              -
  Prepaid expenses and other                  122,110              -
  Assets held for sale                              -        131,125
                                           ----------     ----------
     Total current assets                   3,824,775        158,062

Property and equipment, net of
   accumulated depreciation of $92,472      2,119,095              -

Goodwill, net                               2,250,913              -

Other assets                                   41,029              -
                                           ----------     ----------

   Total assets                            $8,235,812     $  158,062
                                           ==========     ==========




  The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (unaudited)


                                                         June 30,        December 31,
                                                           1997              1996
                                                        -----------      -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $ 3,269,822      $    24,632
   Accrued liabilities                                       68,383           36,000
   Current portion of long-term debt                        305,513                -
   Note payable to affiliate                                250,000                -
   Other                                                    147,361           20,000
                                                        -----------      -----------
     Total current liabilities                            4,041,079           80,632
                                                        -----------      -----------

Long-term debt - less current portion                     4,000,041                -
                                                        -----------      -----------

Stockholders' equity:
   Preferred stock, par value $.01 per share:
     Authorized - 10,000,000 shares, none issued                  -                -
   Common stock, par value $.0001 per share:
     Authorized - 50,000,000 shares, 15,772,121
     and 1,570,546 shares outstanding, respectively           1,577              157
   Additional paid-in capital                             1,896,579          855,756
   Accumulated deficit                                   (1,703,464)        (778,483)
                                                        -----------      -----------

     Total stockholders' equity                             194,692           77,430
                                                        -----------      -----------

       Total liabilities and stockholders' equity       $ 8,235,812      $   158,062
                                                        ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                             1997              1996
                                         ------------      ------------
Revenue:
   Sale of real estate                   $          -      $    668,250
   Net sales                                5,124,435                 -
                                         ------------      ------------
     Total revenue                          5,124,435           668,250
                                         ------------      ------------

Cost of goods sold:
   Real estate                                      -           345,016
   Other                                    4,184,732                 -
                                         ------------      ------------
     Total cost of goods sold               4,184,732           345,016
                                         ------------      ------------

Gross profit                                  939,703           323,234
                                         ------------      ------------

Operating expenses:
   Selling and shipping                       601,934                 -
   General and administrative                 515,352            23,562
   Depreciation and amortization              112,926             4,813
                                         ------------      ------------
     Total expenses                         1,230,212            28,375
                                         ------------      ------------

       Profit (loss) from operations         (290,509)          294,859
                                         ------------      ------------

Other income (expense):
   Interest expense                          (149,998)           (2,877)
   Other                                       39,716          (144,685)
                                         ------------      ------------
                                             (110,282)         (147,562)
                                         ------------      ------------

     Net income (loss)                   $   (400,791)     $    147,297
                                         ============      ============

      Net income (loss) per share        $       (.03)     $        .10
                                         ============      ============

Weighted average number of
   common shares outstanding               15,752,713         1,529,546
                                         ============      ============





   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                             1997              1996
                                         ------------      ------------
Revenue:
   Sales of real estate                  $          -      $    668,250
   Net sales                               10,454,582                 -
                                         ------------      ------------
     Total revenue                         10,454,582           668,250
                                         ------------      ------------

Cost of goods sold:
   Real estate                                      -           346,591
   Other                                    8,569,254                 -
                                         ------------      ------------
     Total cost of goods sold               8,569,254           346,591
                                         ------------      ------------


Gross profit                                1,885,328           321,659
                                         ------------      ------------

Operating expenses:
   Selling and shipping                     1,228,800                 -
   General and administrative               1,220,613            39,048
   Depreciation and amortization              200,567             6,166
                                         ------------      ------------
     Total expenses                         2,649,980            45,214
                                         ------------      ------------

       Profit (loss) from operations         (764,652)          276,445
                                         ------------      ------------

Other income (expense):
   Interest expense                          (227,996)           (8,227)
   Other                                       67,667          (133,427)
                                         ------------      ------------
                                             (160,329)         (141,654)
                                         ------------      ------------

     Net income (loss)                   $   (924,981)     $    134,791
                                         ============      ============

     Net income (loss) per share         $       (.07)     $        .09
                                         ============      ============

Weighted average number of
   common shares outstanding               14,089,254         1,529,546
                                         ============      ============







   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)


                                                                1997           1996
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $(924,981)     $ 134,791
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operations:
       Amortization and depreciation                            200,567          6,166
       Gain (loss) on sale of assets                             (1,000)         1,750
       Noncash interest expense                                  51,563              -
       Minority interest gain                                         -        147,050
       Change in assets and liabilities:
         Accounts receivable, net                               236,884         (6,540)
         Inventories, net                                       608,006        284,687
         Prepaid expenses and other                             (89,754)             -
         Other assets                                            18,350              -
         Accounts payable and accrued liabilities              (295,162)        28,428
         Other liabilities                                      127,361              -
                                                              ---------      ---------
            Net cash used in operating activities               (68,166)       596,332
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                  (939,197)             -
   Purchase of property and equipment                           (60,015)             -
   Notes receivable from land sales                                   -       (605,750)
   Proceeds from sale of assets held for sale                   100,000          2,450
   Collection of notes receivable                                     -        190,000
   Payment receives from related parties                              -          5,480
   Advance to related parties                                         -         (6,187)
                                                              ---------      ---------
     Net cash used in investing activities                     (899,212)      (414,007)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                           931,731              -
   Principal payments on long-term debt                        (617,856)      (193,000)
   Principal payments on note payable to former officer        (285,000)             -
   Advances from related parties                                      -         12,000
   Proceeds from issuance of common stock, net of costs         966,901              -
                                                              ---------      ---------
     Net cash provided by (used in) financing activities        995,776       (181,000)
                                                              ---------      ---------

NET INCREASE IN CASH                                             28,398          1,325

CASH AT BEGINNING OF PERIOD                                      26,937          6,494
                                                              ---------      ---------

CASH AT END OF PERIOD                                         $  55,335      $   7,819
                                                              =========      =========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
     Cash paid during the period for interest                 $ 164,410      $   8,227
                                                              =========      =========
NONCASH FINANCING ACTIVITIES:
   Issuance of common stock for loan fees                     $  74,479      $      -
                                                              =========      =========



   The accompanying notes are an integral part of these financial statements.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (unaudited)


1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of June 30, 1997 and the results of its operations and its cash flows for the three months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

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

Prior to January 21, 1997, the Company's operations were exclusively in the real estate business. Since January 21, 1997, the Company has sold all of its real estate related assets, and intends to focus its future business activities on the steel frame building business and complementary businesses.

The net assets acquired by the Company as a result of the Merger were recorded at an amount based upon the purchase price for the acquisition of Angeles. Goodwill, representing the excess of the purchase price over the fair value of the net identifiable tangible assets acquired, is being amortized on a straight-line basis over ten years. Accumulated amortization amounted to $108,045 as of June 30, 1997. The tangible depreciable assets acquired in the Merger are being depreciated over their useful lives using the straight line method after giving consideration to salvage value.

                  CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 JUNE 30, 1997
                                  (unaudited)

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

During April 1997, Angeles borrowed $300,000 from an affiliate of the Company's major shareholder. Angeles agreed to pay a facility fee of $9,000, which was added to the principal balance of the note, and the Company has issued 50,000 of its common shares to the lender and will issue 10,000 common shares on the first day of each month commencing July 1, 1997 until the note is repaid in full. The note bears interest at 12% per annum, payable monthly in arrears beginning May 1, 1997. The principal of the note is due, in its entirety, during April 1999. While the note agreement provides that the note may be prepaid at any time at the option of Angeles, any prepayment of the note is currently prohibited by the terms of the amended bank note agreement discussed above.

During June 1997, Angeles borrowed $107,000 from an affiliate of the Company's major shareholder. Angeles agreed to pay a commitment fee of $3,120, which was added to the principal balance of the note and the Company has issued 16,666 of its common shares to the lender. The note bears interest at 12% per annum, payable monthly in arrears, beginning July 1, 1997. The principal of the note is due, in its entirety, during June 1999. Angeles has the option to prepay the note, without penalty, at any time.

The following is a schedule by year of the maturities of the long-term portion of these notes:

              Year ending
              December 31,                       Amount
              ------------                       ------
                  1998                          $2,782,513
                  1999                             782,492
                  2000                             399,902
                  2001                              35,134
                                                ----------
                                                $4,000,041
                                                ==========

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

Since January 21, 1997, the Company has sold all of its real estate related assets, and intends to focus its future business activities on the steel frame building business and complementary businesses. Acquisition plans, capital needs and the Company's plans to raise addition capital are described below under "Liquidity, Capital Resources and Financial Condition".

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

RESULTS OF OPERATIONS

The Company reported net sales of $5,124,435 from its steel fabrication activities during the three months ended June 30, 1997. Cost of goods sold totaled $4,184,732, resulting in a gross profit of $939,703, or 18.3% of net sales. This gross profit was not sufficient to cover the selling and shipping, general and administrative and depreciation and amortization expenses of $1,230,212 that were incurred during the period. As a result, the Company incurred a loss from operations of $290,509. Interest expense for the period totaled $149,998 and the Company reported $39,716 of interest income and income from sales of scrap. The net loss for the three months ended June 30, 1997 was $400,791, or $.03 per share.

The Company reported net sales of $10,454,582 from its steel fabrication activities during the six months ended June 30, 1997. Cost of goods sold totaled $8,569,254, resulting in a gross profit of $1,885,328, or 18.0% of net sales. This gross profit was not sufficient to cover the selling and shipping, general and administrative and depreciation and amortization expenses of $2,649,980 that were incurred during the period. As a result, the Company incurred a loss from operations of $764,652. Interest expense for the period totaled $227,996 and the Company reported $67,667 of interest income and income from sales of scrap. The net loss for the six months ended June 30, 1997 was $924,981, or $.07 per share.

A comparison of operating results for the three and six month periods ended June 30, 1997 to the corresponding periods of the prior year has not been made because such a comparison would not be meaningful given the Merger and the resultant change in the Company's business activities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of June 30, 1997, the Company had a deficit in working capital of $216,304 as compared to the working capital at December 31, 1996 of $77,430, which was prior to the Merger.

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

The obligations under the ERB Loan were guaranteed by the Company and Stone Pine Colorado, LLC. All of the assets of the Company and all of the assets of Stone Pine Colorado, LLC, including the Company's common shares owned by Stone Pine Colorado, LLC, have been pledged as security for the obligations under the ERB Loan. Stone Pine Colorado, LLC is the owner of approximately 41% of the Company's outstanding common shares and all of the Company's directors have a financial interest in Stone Pine Colorado, LLC. Two of the Company's directors also have a financial interest in ERB.

During June 1997, Stone Pine Financial Group, LLC, a Colorado limited liability company ("SPFG") loaned $107,000 to Angeles (the "SPFG Loan"), which loan is evidenced by a promissory note payable to SPFG (the "SPFG Note"). The SPFG Loan proceeds were used to settle all obligations owed by Angeles to the former majority shareholder/officer of Angeles other than rental payments due and owing.

In consideration of the SPFG Loan, Angeles agreed to pay SPFG a commitment fee of $3,210, which was added to the principal balance of the SPFG Note, and the Company issued 16,666 of its common shares to SPFG upon such funding. The SPFG Note bears interest at 12% per annum, payable monthly in arrears beginning July 1, 1997. The principal of the SPFG Note and any accrued and unpaid interest is due and payable on June 18, 1999. Angeles has the option to prepay the SPFG Note at any time. Two of the Company's directors also have a financial interest in SPFG.

The Company needs to raise additional capital to meet the Company's needs and to satisfy the Company's obligations through the end of the current fiscal year based on the Company's current plan of operation. The Company is seeking to obtain substantial additional capital through the sale of common and/or preferred shares. The Company will need such additional capital for principal and interest payments under the existing financing arrangements and for the other obligations of the Company described herein, as well as for working capital purposes. There can be no assurances that the Company will be successful in obtaining this equity capital.

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

The Company also plans to engage in strategic acquisitions in addition to the acquisition of CMC discussed above. As these investments are identified and funds are needed to complete such acquisitions, additional funding will be necessary.

During August 1997, the Company received a preliminary indication of interest for the purchase of $7.5 million of newly issued convertible preferred stock of the Company in a private transaction. It is anticipated that, if this transaction is successfully consummated, it will be completed during August 1997. The Company is also in negotiations to enter into a similar transaction with another entity for the purchase of $5 million of convertible preferred stock during September 1997. Both transactions are subject to satisfactory due diligence, negotiation and execution of definitive documentation by the parties and satisfaction of all closing conditions applicable to such transactions. Accordingly, there can be no assurance that either financing transaction will be consummated. If the transactions are successfully consummated, the Company plans to use a portion of the proceeds to complete the acquisition of CMC.

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

                           Part II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits to be filed:


                Exhibit No.                Description
                -----------                -----------
                   10.30            Loan Agreement, dated as of June 18, 1997,
                                    between Angeles Metal Trim Co.,
                                    Consolidated Capital of North America,
                                    Inc., and Stone Pine Financial Group, LLC.

                   10.31            Promissory Note, dated June 18, 1997, of
                                    Angeles Metal Trim Co. in the principal
                                    amount of $110,210, payable to Stone Pine
                                    Financial Group, LLC.

                   10.32            Employment Agreement, dated as of April 10,
                                    1997, between Angeles Metal Trim Co. and
                                    Ronald F. Martin.

                   27.1             Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1997.

                                   SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Consolidated Capital of North America, Inc.
                                     (Registrant)





Date: August  14, 1997               By:    /s/ Thompson H. Rogers
                                            -----------------------------------
                                            Thompson H. Rogers
                                            Chairman of the Board and Director
                                            (Principal Executive Officer)






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
                                            Officer)

                                 EXHIBIT INDEX


Exhibit No.    Description                                                Page
-----------    -----------                                                ----
10.30          Loan Agreement, dated as of June 18, 1997, between
               Angeles Metal Trim Co., Consolidated Capital of North
               America, Inc., and Stone Pine Financial Group, LLC.

10.31          Promissory Note, dated June 18, 1997, of Angeles Metal
               Trim Co. in the principal amount of $110,210, payable to Stone Pine Financial Group, LLC.

10.32 Employment Agreement, dated as of April 10, 1997, between Angeles Metal Trim Co. and Ronald F. Martin.

27.1           Financial Data Schedule.