Form 10-Q
period 1997-09-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1997-11-20
CIK 839426

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended          September 30, 1997
                                             ----------------------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission file number 0-21821


                   Consolidated Capital of North America, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Colorado                                              93-0962072
--------------------------------                           --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                           410 17th Street, Suite 400
                             Denver, Colorado 80202
                    ----------------------------------------
                    (Address of principal executive offices)

                                  888-313-8051
                    ----------------------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,872,121 shares of common stock, $.0001 par value, as of October 29, 1997.

         Transitional Small Business Disclosure Format (check one);
Yes      No  X
    ---     ---

                   Consolidated Capital of North America, Inc.
                     Quarterly Report on Form 10-QSB for the
                        Quarter Ended September 30, 1997


                                Table of Contents

                                                                                                 Page
                                                                                                 ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)

                             Consolidated Balance Sheets - September 30, 1997
                             and December 31, 1996                                                 3

                             Consolidated Statements of Operations for the
                             three months ended September 30, 1997 and 1996                        5

                             Consolidated Statements of Operations for the nine
                             months ended September 30, 1997 and 1996                              6

                             Consolidated Statements of Cash Flows for the
                             nine months ended September 30, 1997 and 1996                         7

                             Notes to Financial Statements                                         8

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                           11


  Part II.        OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K                                     15


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)


                                                  September 30,      December 31,
                                                      1997                1996
                                                  -------------      ------------
                         ASSETS

Current assets:
  Cash                                             $  356,660         $   26,937
  Accounts receivable, less allowance
     for doubtful accounts of $194,741              2,129,492               --
  Inventories, net                                  1,062,049               --
  Prepaid expenses and other                          192,094               --
  Assets held for sale                                   --              131,125
                                                   ----------         ----------
     Total current assets                           3,740,295            158,062

Property and equipment, net of
   accumulated depreciation of $161,925             2,084,090               --

Goodwill, net                                       2,191,963               --

Other assets                                          275,561               --
                                                   ----------         ----------

   Total assets                                    $8,291,909         $  158,062
                                                   ==========         ==========









   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)


                                                              September 30,         December 31,
                                                                   1997                1996
                                                              -------------         ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $ 3,773,468          $    24,632
   Accrued liabilities                                             270,137               36,000
   Current portion of long-term debt                               313,033                 --
   Notes payable to affiliates                                     550,000                 --
   Other                                                           293,261               20,000
                                                               -----------          -----------
     Total current liabilities                                   5,199,899               80,632
                                                               -----------          -----------

Long-term debt - less current portion                            3,577,114                 --
                                                               -----------          -----------

Stockholders' equity:
   Preferred stock Series A, par value $.01 per share:
     Authorized - 10,000,000 shares, none issued                      --                   --
   Preferred stock Series B, par value $.01 per share:
     Authorized - 5,000,000 share, none issued                        --                   --
   Common stock, par value $.0001 per share:
     Authorized - 50,000,000 shares, 15,862,121
     and 1,570,546 shares outstanding, respectively                  1,586                  157
   Additional paid-in capital                                    2,023,294              855,756
   Accumulated deficit                                          (2,509,984)            (778,483)
                                                               -----------          -----------

     Total stockholders' equity                                   (485,104)              77,430
                                                               -----------          -----------

       Total liabilities and stockholders' equity              $ 8,291,909          $   158,062
                                                               ===========          ===========




   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                 1997                   1996
                                             ------------          ------------

Revenue:
   Sale of real estate                       $       --            $    668,250
   Net sales                                    4,164,102                  --
                                             ------------          ------------
     Total revenue                              4,164,102               668,250
                                             ------------          ------------

Cost of goods sold:
   Real estate                                       --                 345,016
   Other                                        3,499,007                  --
                                             ------------          ------------
     Total cost of goods sold                   3,499,007               345,016
                                             ------------          ------------

Gross profit                                      665,095               323,234
                                             ------------          ------------

Operating expenses:
   Selling and shipping                           580,227                  --
   General and administrative                     613,071                23,562
   Depreciation and amortization                  128,403                 4,813
                                             ------------          ------------
     Total expenses                             1,321,701                28,375
                                             ------------          ------------

       Profit (loss) from operations             (656,606)              294,859
                                             ------------          ------------

Other income (expense):
   Interest expense                              (169,323)               (2,877)
   Other                                           19,409              (144,685)
                                             ------------          ------------
                                                 (149,914)             (147,562)
                                             ------------          ------------

     Net income (loss)                       $   (806,520)         $    147,297
                                             ============          ============

     Net income (loss) per share             $       (.05)         $        .10
                                             ============          ============

Weighted average number of
   common shares outstanding                   15,817,882             1,529,546
                                             ============          ============







   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                 1997                  1996
                                             ------------          ------------

Revenue:
   Sales of real estate                      $       --            $    668,250
   Net sales                                   14,618,684                  --
                                             ------------          ------------
     Total revenue                             14,618,684               668,250
                                             ------------          ------------

Cost of goods sold:
   Real estate                                       --                 346,591
   Other                                       12,068,261                  --
                                             ------------          ------------
     Total cost of goods sold                  12,068,261               346,591
                                             ------------          ------------


Gross profit                                    2,550,423               321,659
                                             ------------          ------------

Operating expenses:
   Selling and shipping                         1,809,027                  --
   General and administrative                   1,833,684                58,507
   Depreciation and amortization                  328,970                 6,166
                                             ------------          ------------
     Total expenses                             3,971,681                64,673
                                             ------------          ------------

       Profit (loss) from operations           (1,421,258)              256,986
                                             ------------          ------------

Other income (expense):
   Interest expense                              (397,319)               34,207
   Other                                           87,076              (165,159)
                                             ------------          ------------
                                                 (310,243)             (130,952)
                                             ------------          ------------

     Net income (loss)                       $ (1,731,501)         $    126,034
                                             ============          ============

     Net income (loss) per share             $       (.12)         $        .08
                                             ============          ============

Weighted average number of
   common shares outstanding                   14,671,792             1,529,546
                                             ============          ============






   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                                     1997                  1996
                                                                  -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $(1,731,501)         $   126,034
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operations:
       Amortization and depreciation                                  328,970                6,166
       Gain (loss) on sale of assets                                   (1,000)               1,750
       Noncash interest expense                                       149,567                 --
       Minority interest gain                                            --                153,306
       Change in assets and liabilities:
         Accounts receivable, net                                     388,589              (12,543)
         Inventories, net                                             912,090              284,687
         Prepaid expenses and other                                  (159,738)                --
         Other assets                                                (187,463)                --
         Accounts payable and accrued liabilities                     410,238               36,656
         Other liabilities                                            273,261                 --
                                                                  -----------          -----------
            Net cash provided by operating activities                 383,013              596,056
                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                        (939,197)                --
   Purchase of property and equipment                                 (94,463)                --
   Notes receivable from land sales                                      --               (605,750)
   Proceeds from sale of assets held for sale                         100,000                2,450
   Collection of notes receivable                                        --                190,000
   Payment receives from related parties                                 --                 10,514
   Advance to related parties                                            --                 (6,187)
                                                                  -----------          -----------
            Net cash used in investing activities                    (933,660)            (408,973)
                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                 931,731                 --
   Principal payments on long-term debt                            (1,033,262)            (193,000)
   Principal payments on note payable to former officer              (285,000)              (1,000)
   Advances from related parties                                         --                 12,000
   Proceeds from notes payable to affiliates                          300,000                 --
   Proceeds from issuance of common stock, net of costs               966,901                 --
                                                                  -----------          -----------
            Net cash provided by (used in) financing activities       880,370             (182,000)
                                                                  -----------          -----------

NET INCREASE IN CASH                                                  329,723                5,083

CASH AT BEGINNING OF PERIOD                                            26,937                6,494
                                                                  -----------          -----------

CASH AT END OF PERIOD                                             $   356,660          $    11,577
                                                                  ===========          ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
     Cash paid during the period for interest                     $   261,017          $       805
                                                                  ===========          ===========
NONCASH FINANCING ACTIVITIES:
   Issuance of common stock for loan fees                         $   201,101          $      --
                                                                  ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)


1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of September 30, 1997 and the results of its operations and its cash flows for the nine months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

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

The net assets acquired by the Company as a result of the Merger were recorded at an amount based upon the purchase price for the acquisition of Angeles. Goodwill, representing the excess of the purchase price over the fair value of the net identifiable tangible assets acquired, is being amortized on a straight-line basis over ten years. Accumulated amortization amounted to $167,045 as of September 30, 1997. The tangible depreciable assets acquired in the Merger are being depreciated over their useful lives using the straight-line method after giving consideration to salvage value.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1997
                                   (unaudited)

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

During the third quarter of 1997, Angeles was not in compliance with the working capital requirements of the Union Bank loan agreement. During November 1997, Angeles obtained from Union Bank a waiver of this financial covenant through December 31, 1997.

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

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1997
                                   (unaudited)


The following is a schedule by year of the maturities of the long-term portion of these notes:

            Year ending
            December 31,            Amount
            ------------            ------

               1998               $2,359,586
               1999                  782,492
               2000                  399,902
               2001                   35,134
                                  ----------
                                  $3,577,114
                                  ==========

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

During April 1997, the Company entered into a non-binding letter of intent to acquire all of the assets of Capitol Metals Co., Inc. ("CMC"), a Los Angeles based steel service and distribution center which specializes in the processing of hot and cold rolled steel. The Company intended to acquire the assets of CMC for consideration consisting of cash, stock and the assumption of debt with an estimated value totaling approximately $13.7 million. The consummation of the transaction was contingent upon a number of closing conditions, including the negotiation and execution of the definitive agreement and the Company's ability to secure financing for the transaction. During September 1997, the Company determined not to proceed with the transaction at that time. During October 1997, CMC filed for protection under the Federal bankruptcy laws. The Company has submitted a proposal with the bankruptcy court to acquire certain assets of CMC. The Company has incurred $162,230 of deferred costs, consisting of legal and accounting fees and related out of pocket costs in connection with this proposed acquisition.

As described in "Liquidity, Capital Resources and Financial Condition," the Company is experiencing substantial liquidity difficulties and needs to raise additional capital to meet the Company's needs and to satisfy the Company's obligations through the end of the current fiscal year. The Company is pursuing a number of alternatives to meet its working capital needs. The Company is seeking to obtain substantial additional capital through the sale of common and/or preferred shares and through financings related to strategic acquisitions or business combinations involving the Company. The Company will need such additional capital for principal and interest payments under the existing financing arrangements and for the other obligations of the Company described herein, as well as for working capital purposes. There can be no assurances that the Company will be successful in obtaining this capital. The failure to secure the additional capital may have significant negative impact on the operations of the Company.



RESULTS OF OPERATIONS

The Company reported net sales of $4,164,102 from its steel fabrication activities during the three months ended September 30, 1997. Cost of goods sold totaled $3,499,007, resulting in a gross profit of $665,095, or 16% of net sales. This gross profit was not sufficient to cover the selling and shipping, general and administrative and depreciation and amortization expenses of $1,321,701 that were incurred during the period. As a result, the Company incurred a loss from operations of $656,606. Interest expense for the period totaled $169,323 and the Company reported $19,409 of mostly income from sales of scrap. The net loss for the three months ended September 30, 1997 was $806,520, or $.05 per share.

The Company reported net sales of $14,618,684 from its steel fabrication activities during the nine months ended September 30, 1997. Cost of goods sold totaled $12,068,261, resulting in a gross profit of $2,550,423, or 17% of net sales. This gross profit was not sufficient to cover the selling and shipping, general and administrative and depreciation and amortization expenses of $3,971,681 that were incurred during the period. As a result, the Company incurred a loss from operations of $1,421,258. Interest expense for the period totaled $397,319 and the Company reported $87,076 of mostly income from sales of scrap. The net loss for the nine months ended September 30, 1997 was $1,731,501, or $.12 per share.

The third quarter loss is approximately $400,000 higher than the second quarter loss. This resulted from a reduction in sales by $960,000, which after adjustment for cost of sales reduced gross income by $275,000. General and administrative expenses rose in the third quarter by $98,000 primarily as a result of an increase in consulting fees and additional travel and legal expenses relating to a proposed sale of preferred stock during the third quarter which was not consummated. There was also an increase in interest expense of $19,000, a reduction in scrap sales of $20,000 and a reduction in selling and shipping expenses of $21,000 in the third quarter.

A comparison of operating results for the three and nine month periods ended September 30, 1997 to the corresponding periods of the prior year has not been made because such a comparison would not be meaningful given the Merger and the resultant change in the Company's business activities.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

As of September 30, 1997, the Company had a deficit in working capital of $1,459,604 as compared to the working capital at December 31, 1996 of $77,430, which was prior to the Merger, working capital at March 31, 1997 of $277,246, and working capital at June 30, 1997 at a deficit of $216,304. Stockholder's equity as of September 30, 1997 is at a deficit of $485,104. As described further below, the Company is experiencing substantial liquidity difficulties and needs to raise additional capital to meet the Company's needs and to satisfy the Company's obligations through the end of the current fiscal year.

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

During the third quarter of 1997, Angeles was not in compliance with the working capital requirements of the Union Bank loan agreement. During November 1997, Angeles obtained from Union Bank a waiver of this financial covenant through December 31, 1997.

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

The obligations under the ERB Loan were guaranteed by the Company and Stone Pine Colorado, LLC. All of the assets of the Company and all of the assets of Stone Pine Colorado, LLC, including the Company's common shares owned by Stone Pine Colorado, LLC, have been pledged as security for the obligations under the ERB Loan. Stone Pine Colorado, LLC is the owner of approximately 41.2% of the Company's outstanding common shares and all of the Company's directors have a financial interest in Stone Pine Colorado, LLC. Two of the Company's directors also have a financial interest in ERB.

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

On August 21, 1997, the Company borrowed an additional $250,000 from SPFG on a short term basis with an extended due date of December 15, 1997. The Company issued 60,000 of its common shares in connection with this loan. Interest on this note is 12% per annum, payable monthly in arrears on the first day of each month starting September 1, 1997.

The Company borrowed an additional $50,000 from ERB, as evidenced by a promissory note dated July 8, 1997, with an extended due date of December 15, 1997. The note bears interest at 15% per annum, payable with the principal balance at the due date. This loan is subject to the security and guarantees described above with respect to the $309,000 loan.

The Company is experiencing substantial liquidity difficulties and needs to raise additional capital to meet the Company's needs and to satisfy the Company's obligations through the end of the current fiscal year. The Company is pursuing a number of alternatives to meet is working capital needs. The Company is seeking to obtain substantial additional capital through the sale of common and/or preferred shares and through financings, related to strategic acquisitions or business combinations involving the Company. The Company will need such additional capital for principal and interest payments under the existing financing arrangements and for the other obligations of the Company described herein, as well as for working capital purposes. There can be no assurances that the Company will be successful in obtaining this capital. The Company believes it may be unable to fund ongoing operating requirements solely through operating cash flows and funds available under the Union Bank Facility and therefore the inability to secure the additional capital may have a significant negative impact on the operations of the Company.

Additional capital may also be needed to fund future capital expenditures relating to the development of the business of the Company. To fund such needs the Company may be required to obtain additional lines of credit or make periodic offerings or private placements in order to meet the liquidity needs of such growth. There can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms.

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

                           Part II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits to be filed:


                  Exhibit No.             Description

                   3.3 Articles of Amendment to Articles of Incorporation as of August 12, 1997.

                   3.4              By-Laws Revised and Amended as of August 26,
                                    1997

                   10.33 Loan Agreement and Term Note, dated as of August 21, 1997, between Consolidated Capital of North America, Inc. and Stone Pine Financial Group, LLC.

                   10.34            Amendment to Term Note dated August 21,
                                    1997.

                   10.35 Promissory Note, dated July 8, 1997, between ERB Acquisition Group, LLC and Consolidated Capital of North America, Inc.

                   10.36            Amendment to Promissory Note dated July 8,
                                    1997.

                   10.37            Consolidated Capital of North America, Inc.
                                    1997 Stock Incentive Plan.

                   10.38            Consolidated Capital of North America, Inc.
                                    Form of Incentive Stock Option Agreement for
                                    Grants to Employees.

                   10.39            Consolidated Capital of North America, Inc.
                                    Form of Non-Qualified Stock Option Agreement for Grants to Employees.

                   10.40            Consolidated Capital of North America, Inc.
                                    Form of Non-qualified Stock Option Agreement for Grants to Non-Employees

                   27.1             Financial Data Schedule.


         (b) The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1997.

                                    SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Consolidated Capital of North America, Inc.
                                   (Registrant)





Date: November 19, 1997            By:    /s/ Paul Bagley
                                          -----------------------------------
                                          Paul Bagley
                                          Chairman of the Board and Director
                                          (Principal Executive Officer)






                                   By:     /s/ Donald R. Jackson
                                           ----------------------------------
                                           Donald R. Jackson
                                           Secretary, Treasurer, Chief Financial
                                           Officer and Director (Principal
                                           Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.    Description                                                    Page
-----------    -----------                                                    -----
    3.3        Articles of Amendment to Articles of Incorporation as of
               August 12, 1997.

    3.4        By-Laws Revised and Amended as of August 26, 1997.

   10.33 Loan Agreement and Term Note, dated as of August 21, 1997, between Consolidated Capital of North America, Inc. and Stone
               Pine Financial Group, LLC.

   10.34       Amendment to Term Note dated August 21, 1997.

   10.35       Promissory Note, dated July 8, 1997, between ERB Acquisition
               Group, LLC and Consolidated Capital of North America, Inc.

   10.36       Amendment to Promissory Note dated July 8, 1997.

   10.37       Consolidated Capital of North America, Inc. 1997 Stock
               Incentive Plan.

   10.38       Consolidated Capital of North America, Inc. Form of Incentive
               Stock Option Agreement for Grants to Employees.

   10.39       Consolidated Capital of North America, Inc. Form of
               Non-Qualified Stock Option Agreement for Grants to Employees.

   10.40       Consolidated Capital of North America, Inc. Form of
               Non-qualified Stock Option Agreement for Grants to
               Non-Employees

   27.1        Financial Data Schedule.