Form 10KSB
period 1997-12-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1998-04-15
CIK 839426

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                   of 1934

                   For the Fiscal Year Ended December 31, 1997

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

         Issuer's revenues for the most recent fiscal year:   $16,989,478

         The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $14,045,805. The aggregate market value was based upon the mean between the closing bid and asked price for the Common Shares as reported on the NASD Electronic Bulletin Board as of March 25, 1998.

         As of March 25, 1998, there were 17,975,756 of the Issuer's Common Shares outstanding.

                      Documents Incorporated by Reference:

                                      None

         Transitional Small Business Disclosure Format (check one): Yes [ ]
No [X]

                                TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1997

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

PART I
         Item 1.   Description of Business...................................2
         Item 2.   Description of Property..................................13
         Item 3.   Legal Proceedings........................................14
         Item 4.   Submission of Matters to a Vote
                     of Security Holders....................................15

PART II

         Item 5.   Market for Common Equity and Related
                     Stockholder Matters....................................17
         Item 6.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operation...........19
         Item 7.   Financial Statements and Supplementary Data..............26
         Item 8.   Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.................26

PART III

         Item 9.   Directors and Executive Officers.........................28
         Item 10.  Executive Compensation...................................32
         Item 11.  Security Ownership of Certain
                     Beneficial Owners and Management.......................36
         Item 12.  Certain Relationships and
                     Related Transactions...................................39
PART IV

         Item 13.  Exhibits and Reports on Form 8-K.........................44

SIGNATURE PAGE..............................................................51

FINANCIAL STATEMENTS........................................................F-1

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others: general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic acquisitions and the Company's ability to successfully finance any such acquisitions, as well as its current ongoing operations.


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

The Company was originally organized to take advantage of potential business opportunities made available to the Board of Directors. Commencing in 1989, the Company investigated business opportunities in various industries and in 1991 the Company acquired an interest in a natural gas pipeline located in southeast Kansas and northeast Oklahoma. The pipeline was operated by an independent third party on behalf of the Company and its joint venture partner until May 1993, when the pipeline was sold.

Commencing in 1994, the Company focused on real estate development and acquired an interest in two entities participating in the real estate industry in Colorado Springs, Colorado - the Northcrest Joint Venture and the Bear Star Limited Liability Company ("Bear Star"). The Northcrest Joint Venture owns undeveloped real estate east of Colorado Springs which has been zoned for single family residential development. The Company owned a 53% interest in that entity until such interest was sold in January 1997 prior to the Merger described below. Bear Star was organized to develop and market partially developed real estate west of Colorado Springs, which was zoned for single family homes. The Company owned an 18.54% interest in that entity until such interest was sold in April 1997. See "Narrative Description of Business - Former Real Estate Development Business" for a description of the Northcrest Joint Venture, Bear Star, and the other former real estate development interests of the Company.

On January 21, 1997, a subsidiary of the Company merged with Angeles Acquisition Corp. ("Angeles Acquisition"), a privately held company, with Angeles Acquisition surviving the merger as a wholly-owned subsidiary of the Company (the "Merger"). Prior to the Merger, Angeles Acquisition had acquired Angeles Metal Trim Co. ("Angeles"), which does business as Angeles Metal Systems. During August 1997, the Company reorganized its subsidiaries and

Angeles became a direct wholly-owned subsidiary of the Company. Angeles and its wholly owned subsidiary, California Building Systems, Inc. ("CBS"), fabricate and sell steel framing materials for commercial and residential structures. CBS has also developed a low-cost complete steel frame housing structure. See "Narrative Description of Business - Angeles Metal Trim Co. and Subsidiary" for a description of the business of Angeles and CBS.

On January 12, 1998, the Company through a wholly-owned subsidiary, purchased substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), a privately held steel processing and service center headquartered in Torrance, California. Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code on October 7, 1997. The total consideration was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 of Common Shares of the Company (269,349 Common Shares), the assumption of an outstanding note and interest of $626,000, the repayment of $4,764,000 of Old Capitol's then existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. The Company agreed to include the Common Shares issued in connection with the acquisition of the assets of Old Capitol in a registration statement to be filed with the Securities and Exchange Commission by April 10, 1998. Information on the acquisition of the assets of Old Capitol, and the obligations incurred in connection with such acquisition appears in note K to the Company's 1997 Financial Statements that are included in this report. See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation".

With the recent acquisition of Angeles and Capitol, the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses. Management believes that the acquisition of Capitol will provide the Company with several advantages toward the accomplishment of its business objective of increasing the Company's profitability. The Company intends to relocate the Los Angeles, California operations of Angeles to the Torrance, California facility currently used by Capitol. In addition to the long term reduction in facilities cost, this relocation will allow management to combine several previously duplicative functions, creating efficiencies and cost savings. These functions will include: materials receiving, slitting operations, purchasing, accounting and other administrative functions. Additionally, as the companies currently use several common suppliers, the Company believes that the purchasing volume created by the addition of Capitol may create reduced pricing for materials and services utilized by Angeles and Capitol.

The Company's business strategy is to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify or enhance the Company's customer base, product range and geographic coverage. The Company is in preliminary negotiations with two potential acquisition candidates. In order to facilitate the financing of these acquisitions, the Company has entered into an engagement with an investment banking firm to act as its agent for the placement of the Company's securities. There can be no assurance that either of these acquisitions will be completed or that the Company will issue such securities.

NARRATIVE DESCRIPTION OF BUSINESS

                      Angeles Metal Trim Co. and Subsidiary

Products and Markets

Angeles is in the business of fabricating and selling light gauge steel framing materials for commercial and residential structures. Angeles' products include galvanized steel components, framing materials, studs, tracks, trusses and joists for domestic and international markets. Angeles also provides technical support, engineering and estimating services for specialized projects, primarily in the residential housing market. CBS has also developed a proprietary low-cost steel frame housing structure.

Angeles has been supplying its steel framing products to the commercial construction industry for over 40 years. The commercial construction market segment represented approximately 95% of Angeles' sales during 1997.

Since 1992, Angeles has been developing the use of steel framing for residential housing markets. The residential construction market segment represented approximately 5% of Angeles' sales during 1997. While the use of steel framing is not new in residential construction, the recent escalation and volatility in lumber prices has caused widespread attention to be focused on the advantages of building homes with steel. Management believes that the early entry by Angeles into this growing market gives it a significant advantage over its competitors in terms of designing and engineering products, training framers and subcontractors, and developing relationships with builders.

Management believes that its sales to the residential construction market segment will grow during the current fiscal year. Steel has a number of attractive qualities over lumber and concrete block as a building material, including (i) steel's comparatively lower cost compared to lumber, which is becoming increasingly scarce and expensive due to environmental and other factors; (ii) steel's long life compared to lumber, which rots and is susceptible to termites and other pests; (iii) steel's greater structural integrity, which allows for greater consistency of quality, straightness and strength under adverse conditions such as earthquakes; (iv) steel's faster construction time with an experienced crew; (v) steel's pre-cut convenience and ease of assembly with conventional tools; and (vi) steel's ability to be re-cycled. Where wood is desired as an exterior material or trim, it can easily be mixed with steel. The Company believes that the use of steel frames in residential construction will continue to grow given the high cost of conventional framing and the numerous positive attributes of steel framing.

In addition to selling light gauge steel framing materials and components for residential structure, CBS also sells a pre-engineered low-cost steel frame housing structure which it developed, known as Model 640. This product is a pre-engineered 640 square foot steel framed basic structure which can be easily customized to meet the differing requirements of a variety of customers. It is a complete, steel framed housing structure that provides punch-outs for subsequent plumbing and wiring. The materials can be delivered to a housing site for a price of under $2,500.

The Model 640 was primarily designed for export. The Company has identified the worldwide low-cost housing market as a significant market ready to experience substantial growth. The need for small, but affordable housing, is mushrooming in third-world countries, which are beginning to emerge economically, but still have very under-developed housing infrastructures for their populations. The Model 640 and customized versions of the Model 640 have been sold in the Pacific Rim and there has been additional interest in Europe, South America and the Far East.

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

Manufacturing

Angeles' products are manufactured in accordance with customer specifications. Most of Angeles' products comply with Angeles' certification by the International Conference of Building Officials ("ICBO"). Angeles is the only major steel roll forming company on the West Coast that has it's own ICBO certification in addition to being ICBO certified through AMS' membership in the Metal Stud Manufacturing Association.

All of Angeles' design, engineering, manufacturing and administration operations are performed at the company's manufacturing facilities in Los Angeles, California and Vancouver, Washington. The Company intends to relocate the Los Angeles, California operations of Angeles to the Torrance, California facility used by Capitol. Angeles manufactures approximately 85-90% of the goods it sells and outsources the remaining 10-15%. Both manufacturing locations also conduct sales, marketing and distribution. In addition, Angeles maintains marketing, sales and distribution facilities in Tacoma, Washington and Sacramento, California. All of Angeles' facilities are leased. See "Item 2. Description of Property".

Angeles is currently operating with one full shift and is equipped (but not staffed) to run two shifts. Angeles owns all of its manufacturing and engineering equipment.

Angeles strives to provide its customers with fast, reliable delivery of its products. Angeles keeps sufficient inventory to respond quickly to customer needs. Angeles purchases raw materials, which consist of full and slit steel coils, in advance. Angeles distributes its commercial products on a truckload basis. Residential products are also delivered by the truckload, to framing companies, value added centers and to specific job sites. In some cases, trusses are assembled at the company and in other cases they are assembled on site.

Marketing, Distribution and Customers

Unlike many of its competitors, Angeles primarily markets and sells its steel products directly to building contractors rather than through wholesalers or distributors. As a result of transportation costs, products are marketed and sold primarily in 13 western states. Products are also sold in Hawaii, Canada, Mexico and other foreign countries. During 1997, international sales were approximately 1% of total sales, reflecting sales primarily to Japan. The top ten customers of 1997 represented approximately 26% of sales by Angeles, with no one customer representing more than 10% of sales.

Raw Materials and Supplies

Galvanized steel is the primary raw material utilized by Angeles and it represents the majority of cost of goods sold. Sources for this steel are numerous and the supply has been and is expected to remain sufficient to meet Angeles' needs. USS Posco, a joint venture between U.S. Steel and the Pohang Steel Company of Korea, has been the primary supplier of steel for Angeles. In addition, Angeles has also maintained continuous and competitive purchasing relationships with other companies in order to ensure an uninterrupted supply of material. Recently, Angeles has focused attention on more aggressively sourcing these steel supply contracts, including additional purchases on the secondary and spot markets.

Research and Development

Angeles has not incurred significant research and development expenditures in the last two years.

Patents

Angeles holds a number of patents and trademarks on its products, none of which is essential to the business. Management believes that Angeles' reputation, know how and experience in the steel framing business is more important than its patents and trademarks. Accordingly, Angeles relies upon trade secrets and other unpatented proprietary information in its business.

                               Capitol Metals Co.

Background

In January 1998, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), a privately held steel processing and service center headquartered in Torrance, California. Old Capitol, which started operating in 1946, grew to become one of the largest flat-rolled steel service facilities in Southern California. Old Capitol experienced financial difficulty due in part to insufficient working capital necessary to maintain adequate inventory levels. On October 7, 1997, Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code. On November 26, 1997, the Bankruptcy Court entered an order establishing the procedures for the sale of substantially all of the assets of Old

Capitol pursuant to the Asset Purchase Agreement dated December 1, 1997 between Old Capitol and the Company. After the January 1998 acquisition, Angeles Acquisition changed its name to Capitol Metals Co. ("Capitol").

Management believes that the acquisition of Capitol will provide the Company with several advantages toward the accomplishment of its business objectives of increasing the Company's profitability. The Company intends to relocate the Los Angeles, California operations of Angeles to the Torrance, California facility currently used by Capitol. In addition to the long term reduction in facilities cost, this relocation will allow management to combine several previously duplicative functions, creating efficiencies and cost savings. These functions will include: materials receiving, slitting operations, purchasing, accounting and other administrative functions. Additionally, as the companies currently use several common suppliers, the Company believes that the purchasing volume created by the addition of Capitol may create reduced pricing for materials and services utilized by both Angeles and Capitol.

Products and Services

Capitol sells and processes flat rolled carbon steel products, which include:

                     o Hot rolled steel
                     o Pickled and oiled steel
                     o Cold rolled steel
                     o Galvanized steel
                     o Aluminized steel

Capitol processes steel to the precise thickness, length, width, shape, temper and surface quality specified by its customers. Value-added processes provided by Capitol include:

                     o Cutting to length - the cutting of steel into pieces and along the width of a coil to create sheets or plates.
                     o Blanking - the process in which flat-rolled steel is cut into precise two dimensional shapes by passing it through a slitter and leveler.
                     o Leveling - the flattening of steel to uniform tolerances for proper machining. Slitting - the cutting of coiled steel to specified widths along the length of the coil.
                     o Pickling - a chemical treatment to improve surface
                       quality by removing the surface oxidation and scale which develops on the steel shortly after it is hot-rolled.
                     o Edge trimming - a process which removes a specified
                       portion of the outside edges of coiled steel to produce uniform width and round or smooth edges.

Capitol is one of the largest flat rolled service facilities in Southern California. Capitol owns three slitting lines, four cut-to-length lines and one banding line for slit coil packing. The only toll coil pickling line on the West Coast capable of handling 40,000 pound coils is owned by Capitol. This line has capacity to process over 14,000 tons per month. Approximately 90% of Capitol's 1997 revenues were derived from processed steel sales, and approximately 10% was derived from steel processing services. Management believes that the steel processing services, particularly the pickling operations, will increase as a percentage of Capitol's revenues over the next 12 months. Capitol also warehouses customer owned material.

Management believes that Capitol's toll pickling line provides a significant competitive advantage to the Company. In addition to providing the only pickling service on the West Coast for 40,000 pound coils, Capitol is able to offer to its pickling customers customized processing services for steel owned by such customers or purchased from Capitol as well as storage of such steel in Capitol's warehouse facility.

Capitol intends to capitalize on the trend of both primary steel producers and end-users of steel products to reduce in-house processing and to outsource processing and inventory management requirements. Capitol purchases steel from primary producers, who focus on large volume sales of unprocessed steel, and in most cases Capitol performs customized processing services on this steel to meet specifications provided by end-use customers. By providing these services, as well as offering inventory management and just-in-time delivery services, Capitol enables its customers to reduce material costs, enhance quality, decrease capital required for raw materials inventory and processing equipment and save time, labor and other expenses.

Manufacturing

Capitol's products and processing services are manufactured in accordance with customer specifications. All engineering, manufacturing and administrative operations are performed at Capitol's facility in Torrance, California.

Capitol is currently operating with one full shift and one second shift crew and is equipped (but not staffed) to run three full shifts. Capitol owns all of its manufacturing and engineering equipment.

Capitol strives to provide its customers with fast, reliable delivery of its products. Capitol keeps sufficient inventory to respond quickly to customer needs. Capitol purchases raw materials, which consist of full and slit steel coils, in advance. Capitol distributes its products on a truckload basis.

Marketing, Distribution and Customers

Capitol has over 200 active customers throughout the western states. No one customer accounted for more than 10% of Capitol's business in 1997. By category for 1997, the customers by industry were approximately as follows:

             Description of Customers                Percent of Sales
             ------------------------                ----------------
      Building and construction related                     26
      Service centers and trading companies                 17
      Specialty manufacturers                               12
      Automotive components and parts                       11
      Metal stamping and rollformers                        11
      Tube manufacturers                                    10
      Miscellaneous                                         13

Raw Materials and Supplies

Hot rolled steel is the primary raw material used by Capitol. Capitol also purchases galvanized and cold rolled steel as well as other types of steel. Sources for steel to meet Capitol's requirements are numerous and the supply has been and is expected to remain sufficient to meet the requirements of Capitol. USS Posco, a joint venture between U.S. Steel and the Pohang Steel Company of Korea, Duferco Steel, Ferrostal and Thyssen Steel Trading Co., a German trading company are major current suppliers of steel to Capitol.

COMPETITION

Angeles

Competition in the steel frame industry is intense and Angeles competes with a number of entities, some of which may have greater financial resources than Angeles. Angeles competes against a number of other companies for sales in both the commercial and residential steel framing markets. To the extent that steel framing for residential housing becomes more widely accepted as an alternative to conventional lumber and concrete construction, competition may increase. Angeles competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. Most of Angeles' orders are awarded by its customers on the basis of competitive bidding. Angeles sells primarily on a direct basis to contractors and sub-contractors, while it's competitors sell primarily through building material dealers. Angeles believes that it can better service customers by selling products directly, rather than through dealers. In addition to competitors who sell directly to contractors and to sub-contractors, manufacturers also sell to building materials houses, who, in turn, sell to contractors and sub-contractors. Those building materials houses sell materials in addition to the light gauge steel products, and may, from time to time, sell the steel products delivered to the job sites.

Capitol

The steel distribution and servicing industry is highly fragmented and competitive. Competition is based on price, service, quality, availability of products and geographic proximity. Capitol faces competition from national, regional and local independent steel distributors and servicing centers, many of which may have greater resources than Capitol. The Company believes that it will be able to compete more effectively as a result of the combined purchasing volume and operational economies of scale resulting from the acquisition of Capitol and combining the operations of Angeles with Capitol over the next few months. Management believes that Capitol's toll pickling line provides a significant competitive advantage to the Company. In addition to providing the only pickling service on the West Coast for 40,000 pound coils, Capitol is able to offer to its pickling customers customized processing services for steel owned by such customers or purchased from Capitol as well as storage of such steel in Capitol's warehouse facility.

GOVERNMENT REGULATION

The operations of the Company are subject to extensive federal, state and local laws and regulations, relating to the protection of human health and the environment. Hazardous materials that the Company uses in its operations primarily include lubricants, cleaning solvents and hydrochloric acid used in its pickling operations. Management believes that the Company is in material compliance with all applicable environmental concerns. The Company does not anticipate any material expenditures to meet environmental requirements.

The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Health and Safety Act and regulations thereunder, which among other requirements, establish noise, dust and safety standards. Management believes that the Company is in material compliance with applicable laws and regulations and does not anticipate that future compliance with such laws and regulations will have a material adverse effect on the results of operations or financial condition of the Company.

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

EMPLOYEES

At March 1, 1998, the Company had 81 full-time employees at Angeles and 50 full-time employees at Capitol. The Company believes that its employee relations are good.

Capitol is currently negotiating with the International Longshoremen and Warehousemen's Union Local No. 76 ("ILWU"), which has been certified as the exclusive representative for 25 employees working in the Torrance, California facility. Management believes that negotiations are progressing toward an agreement within budgetary ranges. The ILWU represented the same employee group when they were employed by Old Capitol.

                     Former Real Estate Development Business

From 1994 through the January 1997 Merger, the Company's operations were exclusively in the real estate development business described below. Prior to the Merger, the Company sold certain assets of the Company, including the Company's interest in the Northcrest Joint Venture, to three executive officers and directors (the "Former Directors") of the Company (the "Asset Sale"). As part of the Asset Sale, the Former Directors assumed all obligations of the Company existing prior to the Merger. See "Item 12. Certain Relationships and Related Transactions" for a description of the Asset Sale. During April 1997, the Company sold its interest in Bear Star.

The Northcrest Joint Venture

During July 1994, the Company acquired an interest in a 59 acre parcel of property, commonly known as the "Northcrest Development," located east of Colorado Springs, Colorado through the formation of the Northcrest Joint Venture (the "Northcrest Joint Venture") with Glacier Valley Holding Corporation ("Glacier Valley") and certain other entities for purposes of developing the property. In September 1994, the Northcrest Joint Venture executed an agreement to sell 27 of the 189 lots comprising the development to JBS Corporation ("JBS"), an unaffiliated third party, and the Company granted an option to JBS with regard to the remaining lots, which option was contingent upon completion of the initial purchase. Through December 31, 1995, the Company sold 90 lots to JBS.

During April 1996, the Company entered into a new option agreement with Elite Properties of America ("Elite"), an unaffiliated third party, to sell the remaining 99 lots of the development. In a transaction effective June 21, 1996, the Northcrest Joint Venture sold the remaining 99 lots to Elite for a price of $668,250, which was reduced by an improvement credit of $50,000 given to Elite, prior deposits of $5,000 and miscellaneous closing costs paid by the Company of $1,629. The remaining balance due was $611,620, of which $5,870 was paid at closing and the balance of $605,750 represented by a non-recourse promissory note in favor of the Northcrest Joint Venture (the "Elite Note").

Prior to the Merger, the Company sold its entire interest in the Northcrest Joint Venture and its interest in the Elite Note to the Former Directors of the Company as part of the Asset Sale. In such Asset Sale, the Former Directors of the Company provided certain consideration and assumed all obligations of the Company existing prior to the Merger including any obligation of the Company relating to its interest in the Northcrest Joint Venture. See "Item 12. Certain Relationships and Related Transactions".

Golden Prairie Northcrest Joint Venture

During the first quarter of 1995, the Company organized another joint venture to acquire additional real estate adjoining the Northcrest Development. The Golden Prairie Northcrest Joint Venture was comprised of the Company and Glacier Valley, as equal participants, and acquired approximately seven acres of undeveloped land. During November 1995, the Company sold its 50% interest in Golden Prairie to affiliates of Glacier Valley for a promissory note in the amount of $18,000 (the "Golden Prairie Note") and an assumption of liabilities on the Golden Prairie Joint Venture by the purchaser. As part of the Asset Sale, the Company sold its interest in the Golden Prairie Note to the Former Directors of the Company. See "Item 12. Certain Relationships and Related Transactions".

Columbine Homes Sales LLC

The Company owned approximately 19% of Columbine Homes Sales, LLC ("Columbine"), which interest was acquired in 1994. Columbine operated a retail manufactured housing dealership in Colorado Springs and owned 60% of a real estate development known as "The Community at Bear Creek," a manufactured housing community located west of Colorado Springs.

During 1995, the Company transferred its interest in Columbine. Concurrent with the sale, the ownership of Columbine and Bear Star were reorganized such that the Company's indirect interest in Bear Star was converted to a direct interest, together with that of the remaining members of Columbine. The Company and the other Columbine members also purchased the remaining interest in Bear Star such that the Company and the other Columbine members owned 100% of that entity after such reorganization. See "Bear Star Limited Liability Company."

The interests of the Company and other members of Columbine were sold for a $125,000 promissory note (the "Columbine Promissory Note"). The Company, as a former owner of Columbine, owned an 18.54% undivided interest in the Columbine Promissory Note.

Bear Star Limited Liability Company

Bear Star was formed to acquire, develop and market developed and partially developed land located west of Colorado Springs. Bear Star was owned 60% by Columbine and 40% by unrelated parties, but reorganized so that the owners of Columbine directly acquired an interest in Bear Star. Following the reorganization and acquisition of the remaining minority interest, the Company owned 18.54% of Bear Star.

During June 1994, Bear Star acquired approximately 16 acres of partially developed property, zoned for double-wide manufactured homes and intended for approximately 110 lots. In conjunction with this purchase, Bear Star also acquired an option to acquire an additional 14 acres of undeveloped land, which additional property is also zoned for manufactured homes. During fiscal 1996, Bear Star sold approximately 5.6 acres of the 16 acres to a third party. As of

December 31, 1996, Bear Star had also sold 33 lots of the developed portion of the property, leaving 15 lots unsold.

The original 16 acres were acquired by Bear Star for an effective price of approximately $2,065,000, consisting of two promissory notes in the aggregate principle amount of $765,000 (the "Bear Star Property Notes") and approximately $1,300,000 in cash and property. The Bear Star Property Notes were paid in full in 1996.

The interest of the minority members was acquired by the Company and the other former owners of Columbine for an $880,000 promissory note and secured by a then second mortgage on the property. That note was subsequently canceled in exchange for the issuance of two new notes, both equally secured by a new first mortgage on the property. The balance of these two notes at December 31, 1996 was $432,400 and $146,029, respectively. During April 1997, the Company sold its interest in Bear Star for $30,000 cash.

ITEM 2.  DESCRIPTION OF PROPERTY

Executive Offices

The Company currently occupies office space at 410 17th Street, Suite 400, Denver, Colorado 80202. The Company shares its Denver office, consisting of an aggregate of 7,585 square feet, including office space, conference facilities and reception area, with The Stone Pine Companies and other affiliated entities. Stone Pine Atlantic, LLC ("SP Atlantic") and its affiliates provide administrative, accounting, investor relations and investment banking services to the Company pursuant to a Services Agreement. See "Item 12. Certain Relationships and Related Transactions". The Company also maintains executive offices at Angeles, 4817 East Sheila Street, Los Angeles, California 90040, consisting of an aggregate of 10,300 square feet, including office space, conference facilities and reception area, and at Capitol, 20000 South Western Avenue, Torrance, California 90501 consisting of 20,000 square feet. It is the intent of the Company to move the executive offices at Angeles to Capitol. Management is of the opinion that the executive office space in Denver and Los Angeles is adequate for the needs of the Company for the foreseeable future.

Production Facilities

The principal production facility at Capitol, which is leased, consists of the following:

                                                                Approximate
                        Location                               Square Footage                     Lease Term
                        --------                               --------------                     ----------
Torrance, California                                        Buildings        340,000       01-13-98 through
(Corporate Headquarters, Manufacturing                      Land (14                       12-31-2006*
Plant, Warehouse, Land and Buildings)                        acres)          609,840

*Includes two three-year extension options.

The principal production facilities of Angeles, all of which are leased, consist of the following:


                                                                Approximate
                        Location                               Square Footage                 Lease Term
                        --------                               --------------                 ----------
Los Angeles, California                                     Buildings         60,000       01-15-97 through
(Corporate Headquarters, Manufacturing                      Land             125,000       01-14-2000
Plant, Warehouse,
Land and Buildings)

Vancouver, Washington                                       Buildings         20,000       01-15-97 through
(Plant, Offices, Warehouse, Land and Buildings)             Land             130,680       01-14-2000

Sacramento, California                                      Buildings         11,500       Month to Month
(Warehouse and Office)                                      Land              46,600

Tacoma, Washington                                          Buildings         20,000       10-01-96 through
(Warehouse and Offices)                                     Land              93,400       09-30-99

Vancouver, Washington                                       Building           7,500       Month to Month
(Warehouse, Land and Building)                              Land             120,000

Los Angeles, California                                     Land              33,000       Month to Month
(Land)

All of the Company's facilities are in good or excellent condition and are adequate for its existing operations. The Company intends to relocate the Los Angeles, California operations of Angeles to the Torrance, California facility currently used by Capitol.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the Company's security holders was held on October 8, 1997. The meeting involved the election of the following directors:

                           Paul Bagley
                           L. Wayne Harber
                           Donald R. Jackson
                           John D. McKey, Jr.
                           Thompson H. Rogers
                           Christian W. Wolf

There were no other directors whose term of office continued after the meeting.

The following proposals were voted upon and approved at the meeting.

                  1.   Proposal for election of the following directors:

                           Class I (terms expire in 1998)
                           -----------------------------
                               Paul Bagley
                               Thompson H. Rogers
                           Class II (terms expire in 1999)
                           -----------------------------
                               L. Wayne Harber
                               John D. McKey, Jr.
                           Class III (terms expire in 2000)
                           -----------------------------
                               Donald R. Jackson
                               Chrisitian W. Wolf

                                                   Number                     Percentage of
                                                  of Shares                 Outstanding Shares
                                                  ---------                 ------------------
                           For                      15,461,268                    97.9%
                           Against                           0                     0.0%
                           Abstain                         175                     *
                           (The vote was the same for all six nominees for director.)

                  2. Proposal to ratify the selection, by the Company's Board of Directors, of Grant Thornton LLP as the Company's certifying accountants.

                                                     Number                     Percentage of
                                                    of Shares                 Outstanding Shares
                                                    ---------                 ------------------
                           For                      15,460,768                     97.9%
                           Against                         500                      *
                           Abstain                         175                      *

                  3. Proposal to approve the Company's 1997 Stock Incentive
                     Plan.

                                                      Number                    Percentage of
                                                    of Shares                 Outstanding Shares
                                                    ---------                 ------------------
                            For                      13,879,388                       87.9%
                           Against                       4,750                        *
                           Abstain                       1,200                        *

                  * Less than 0.1%

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Shares are traded in the over-the-counter market and are quoted in the OTC Bulletin Board maintained by the NASD under the symbol "CDNO". The following table sets forth the range of high and low bid quotations as reported by the NASD for the Common Shares of the Company for the periods indicated. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

                                                       YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------
                                              1997                            1996
                                     ---------------------           -----------------------
                                     HIGH             LOW             HIGH             LOW

1st Quarter.............             $2.75           $1.50           $.30             $.30


2nd Quarter.............             $3.00           $1.00           $.-(1)           $.-(1)


3rd Quarter.............             $3.50           $1.50           $.25(2)          $.25(2)


4th Quarter.............             $2.00           $1.00           $.01(2)          $.01(2)

 ------------------------------

(1)      No quotations reported by the NASD.
(2)      Sales price reported by the NASD.

The number of record holders of Common Shares of the Company as of March 25, 1998 was 115.

The Company has the following number of Convertible Preferred Shares issued and outstanding: 744,000 Series A 12% Convertible Preferred Shares ("Series A Preferred Shares"), 449,000 Series B 12% Convertible Preferred Shares ("Series B Preferred Shares") and 200 Series C 6% Convertible Preferred Shares ("Series C Preferred Shares"). Each Series A Preferred Share and each Series B Preferred Share is convertible into one Common Share at the option of the holder of such shares. The Series C Preferred Shares are convertible into Common Shares of the Company commencing on April 20, 1998, at a conversion price per Series C Preferred Share equal to $10,000 divided by the lesser of (x) $1.75 or (y) 75% of the arithmetic average of the closing bid prices for each of the five trading days prior to the exercise date of any such conversion.

The holders of the Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares are entitled to receive, prior and in preference to any declaration or payment of any dividend on Common Shares of the Company, dividends at the rate of, $0.12, $.012 and $600 per share, respectively, per annum, payable quarterly in cash or at the option of the Company, in Common Shares. The Company's Loan and Security Agreement with Congress Financial Corporation (Western) ("Congress Financial") prohibits the payment of cash dividends on the Common Shares.

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

Recent Sales of Equity Securities

During the fiscal year ended December 31, 1997, the Company issued unregistered Common Shares in connection with the following transactions.

In the January 21, 1997 Merger, the Company issued to Stone Pine Colorado, LLC ("SP Colorado"), 8,638,003 of the Company's Common Shares.

On June 25, 1997, the Company issued to Stone Pine Financial Group, LLC ("SP Financial"), 16,666 of the Company's Common Shares in consideration of a loan made by SP Financial to the Company in June 1997.

On August 21, 1997, the Company issued to SP Financial, 60,000 of the Company's Common Shares in consideration of a loan made by SP Financial to the Company in August 1997.

The Company issued to ERB Acquisition Group, LLC ("ERB") a total of 110,000 of the Company's Common Shares in consideration of a loan made by ERB to the Company in April 1997. 50,000 shares were issued on June 7, 1997 and 10,000 were issued on the first of each month from July 1997 through December 1997.

On December 31, 1997, the Company issued to Stone Pine Capital, LLC ("SP Capital"), Stone Pine Advisors, LLC ("SP Advisors") and Paul Bagley 33,333, 33,333 and 33,334 of the Company's Common Shares, respectively, in consideration of loans made by SP Capital, SP Advisors and Mr. Bagley to the Company during December 1997.

On December 31, 1997, the Board of Directors of the Company approved the issuance of the following number of Convertible Preferred Shares of the Company in exchange for the forgiveness of outstanding indebtedness and other obligations of the Company to the following: SP Financial - 360,000 Series A Preferred Shares; ERB - 384,000 Series A Preferred Shares; SP Atlantic - 131,500 Series B Preferred Shares; SP Colorado - 317,500 Series B Preferred Shares.

There were no underwriters involved in any of the transactions described above. The issuances of Common Shares above were deemed to be exempt from registration under the Securities Act of 1933 by Section 4(2) thereof based on the investor's suitability and/or representations furnished by the security holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

INTRODUCTION

During 1996, the Company's operations were exclusively in the real estate business. During January 1997, a subsidiary of the Company, merged with Angeles Acquisition, a privately held company, with Angeles Acquisition surviving the Merger as a wholly owned subsidiary of the Company. Prior to the Merger, Angeles Acquisition had acquired Angeles, for a total consideration including the purchase price for the shares of Angeles, broker fees, acquisition expenses including legal and other related costs, of approximately $4,300,000. Angeles and its wholly-owned subsidiary, CBS, fabricate and sell steel framing materials for commercial and residential structures.

Prior to the Merger, the Company sold certain assets of the Company, including the Company's interest in the Northcrest Joint Venture described herein, to the Former Directors of the Company. In the Asset Sale, the Former Directors of the Company provided certain consideration and assumed all obligations of the Company that existed prior to the Merger. See "Item 12. Certain Relationships and Related Transactions" for a description of the Asset Sale.

In the Merger, the Company issued 8,638,003 new Common Shares to the sole stockholder of Angeles Acquisition. Immediately following the Merger, the Company sold 5,496,911 Common Shares, in a private transaction to seven purchasers for an aggregate purchase price of $1,000,000 (the "January 1997 Share Issuance").

In April 1997, the Company sold its interest in Bear Star for $30,000.

On August 22, 1997, Angeles Acquisition transferred all of its assets consisting mainly of the investment in Angeles and all of its obligations to the Company. At the date of transfer, the investment in Angeles amounted to $4,309,443, and liabilities assumed included a note payable to Angeles in the amount of $3,268,801, including accrued interest. The remaining liabilities included accounts payable of $31,824 and a note payable to the Company of $1,000,000, plus accrued interest of $8,818.

In January 1998, the Company, through its subsidiary, Angeles Acquisition, acquired substantially all of Old Capitol's assets in a sale approved by the U.S. Bankruptcy Court (the "Capitol Acquisition"). The purchase price of Old Capitol's assets was approximately $8,100,000 consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 of Common Shares of the Company (269,349 Common Shares), the assumption of an outstanding note of $626,000, the repayment of $4,764,000 of Capitol's previously existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. Simultaneously, Angeles Acquisition entered into a lease with Danat Investment Company for the real property formerly used in the operations of Old Capitol. During February 1998, Angeles Acquisition changed its corporate name to Capitol Metals Co. ("Capitol"). Capitol operates a steel service center, selling steel and providing pickling, slitting, leveling, storage and other processing services to its customers.

In January 1998, in connection with the Capitol Acquisition, the Company assumed an outstanding note in the amount of $626,000. The Company then issued a new replacement note, which bears interest at a rate of 10% per annum, is collateralized by substantially all the assets of Capitol (subordinated to Congress Financial) and is due in 1998. Also, in connection with the Capitol Acquisition, Capitol issued to the unsecured creditors of Old Capitol $1,500,000 in promissory notes, bearing interest at 9% per annum, and payable in installments through 1999.

In January 1998, in connection with the Capitol Acquisition, Capitol and Angeles entered into a new $20 million borrowing facility with Congress Financial, which consists of revolving credit facilities, term loans, letter of credit facilities and equipment facilities.

During January 1998, in connection with the Capitol Acquisition and the transactions with Congress Financial, Paul Bagley, the Chairman and Chief Executive Officer of the Company, loaned $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company in the amount of $1,750,000, with a 12% annual interest rate, payable monthly in arrears.

PLAN OF OPERATION

With the acquisition of Angeles and Capitol, the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses. Acquisition plans, capital needs and plans to raise additional capital by the Company are described below under "Liquidity, Capital Resources and Financial Condition".

Management believes that the acquisition of Capitol will provide the Company with several advantages toward the accomplishment of its business objective of increasing the Company's profitability. The Company intends to relocate the Los Angeles, California operations of Angeles to the Torrance, California facility currently used by Capitol. In addition to the long term reduction in facilities cost, this relocation will allow management to combine several previously duplicative functions, creating efficiencies and cost savings. These functions will include: materials receiving, slitting operations, purchasing, accounting and other administrative functions. Additionally, as the companies currently use several common suppliers, the Company believes that the purchasing volume created by the addition of Capitol may create reduced pricing for materials and services utilized by both Angeles and Capitol.

The Company's business strategy is to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify or enhance the Company's customer base, product range and geographic coverage. The Company is in preliminary negotiations with two potential acquisition candidates. In order to facilitate the financing of these acquisitions, the Company has entered into an engagement agreement with an investment banking firm to act as its agent for the placement of the Company's securities. There can be no assurance that either of these acquisitions will be completed or that the Company will issue such securities.

The Company's Common Shares are currently traded on the NASD OTC Bulletin Board. The Company intends to qualify for listing on the Nasdaq Stock Market or American Stock Exchange as soon as possible. In April 1998, the Company retained an investor relations company to increase the investment community awareness regarding the Company's investment potential.

RESULTS OF OPERATIONS

Year Ended December 31, 1997

For the year ended December 31, 1997, the Company had a net loss of $2,478,577 on revenues of $16,989,478. This loss is mainly the result of insufficient working capital at Angeles to purchase inventory to generate steel sales volume necessary to cover overhead and administrative costs. The net loss per share amounted to $.17 for 1997 as compared to a $.20 loss per share for 1996.

The Company reported net sales of $16,989,478 from its steel fabrication activities during the year ended December 31, 1997. Cost of goods sold totaled $14,021,110, resulting in a gross profit of $2,968,368, or 17% of net sales.

Operating expenses totaled $5,029,606 for the year ended December 31, 1997 including selling expenses of $1,012,504, general and administrative expenses of $1,513,959, payroll and related benefit expenses of $2,061,144 and depreciation and amortization of $441,999. The gross profit of approximately $2,968,000 was not sufficient to cover these operating expenses. As a result, the Company incurred a loss from operations of $2,061,238.

Interest expense for the period totaled $582,713 and the Company reported $165,374 of other income from sales of scrap. The net loss for the year ended December 31, 1997 was $2,478,577, or $.17 per share.

A comparison of operating results for the year ended December 31, 1997 to the prior year has not been made because such a comparison would not be meaningful given the change in the Company's business activities during 1997.

Year Ended December 31, 1996

For the year ended December 31, 1996, the Company had a loss of $312,482 on revenues of $17,269 from interest income. Since Angeles was acquired in January 1997, the 1996 operating results did not reflect Angeles' operations. The loss in 1996 was primarily the result of a $213,672 loss incurred on the writedown of the assets included in the Asset Sale to realizable value, based upon fair value of such assets as determined by the Asset Sale. The Company also incurred an $11,400 loss from the buyout of certain stock options, in which the Company issued 28,500 Common Shares to cancel options covering 35,000 Common Shares.

Effect of Inflation

Inflation did not have a significant effect on the operations of the Company during the fiscal year ended December 31, 1997. However, in the steel business, acquisition of steel is a major cost factor in the production process. As steel prices rise and decline, management believes that proper selection, competition of steel supply companies, timing of purchases and future sales price adjustments should preclude any significant adverse effect on the Company.

Seasonality

The Company distributes steel products to customers in a variety of industries, including the construction, manufacturing and automotive industries. Because the Company sells to a variety of customers in several industries, management does not believe that the Company's operations are impacted by any material seasonal trends. There can be no assurance however, that period-to-period fluctuations will not occur in the future.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Financial Condition

As of December 31, 1997, the Company had negative working capital of $1,942,872 and stockholders' equity of $7,852. At December 31, 1997, the total assets of the Company were $7,706,283, consisting of cash of $14,304, net accounts receivable of $1,587,035, inventories of $1,193,208, prepaid expenses of $32,879, property and equipment of $2,053,215 (after accumulated depreciation and amortization) and other assets, including goodwill, of $2,825,642. The total current liabilities of the Company at December 31, 1997 were $4,770,298, consisting of $3,872,397 in accounts payable, accrued liabilities of $290,618, current portion of long-term debt of $320,738, $225,000 notes to affiliates and other current liabilities of $61,545. See the Company's Financial Statements, included elsewhere in this report, for detailed financial information regarding the Company. The bank debt was repaid in January 1998 with funds provided by the new indebtedness as described below.

As of January 13, 1998, the date of the Capitol Acquisition, Capitol had working capital of $1,573,285 and stockholders' equity of $2,050,000. At January 13, 1998, the total assets of Capitol were $8,364,162, consisting of accounts receivable of $1,576,967, inventories of

$2,200,947 prepaid and other assets of $160,102, property and equipment of $3,713,814 and other assets of $712,332. The total current liabilities of Capitol at January 13, 1998 were $2,364,731 consisting of loans from a financial institution of $500,000, accrued liabilities of $514,731 and notes and loans payable of $1,350,000.

Liquidity and Capital Resources

Since January 1997, the Company has primarily financed its operations with cash available under its credit facilities and funds advanced under loan arrangements with affiliated entities. The Company has also financed its operations through the private placement of capital stock, including $1 million from sales of Common Shares in January 1997 and most recently $2 million from the March 1998 sale of Series C Preferred Shares. The Company expects to consummate a $5 million convertible note placement with institutional investors in the near future, the proceeds of which will be used for working capital. However, there can be no assurance that this transaction will be consummated.

During 1997, the Company borrowed approximately $1,000,000 from various affiliated entities. Interest and loan fees to these entities amounted to $298,382, of which $248,234 was paid by issuing 286,666 Common Shares. See Item
12. "Certain Relationships and Related Transactions." On December 31, 1997, the Company issued to these entities 744,000 shares of its Series A Preferred Shares and 449,000 shares of its Series B Preferred Shares in exchange for the retirement of $1,025,000 of these loans and payment of $168,000 of management fees. In March 1998, the Company repaid the remaining amounts outstanding on these loans.

During January 1998, the Company entered into a new financing arrangement with Congress Financial. The Company incurred $8,100,000 of indebtedness from Congress Financial, of which $3,300,000 was utilized for the repayment of outstanding revolving and term indebtedness of Angeles and $4,800,000 of which was utilized in connection with the acquisition of Capitol. Congress Financial provided $1,400,000 and $3,300,000 in financing under revolving lines of credit to Angeles and Capitol, respectively, and provided $1,900,000 and $1,500,000 to Angeles and Capitol, respectively, in financing under term loans. These loans are collectively referred to as the "Congress Facility".

Under the Congress Facility, Angeles and Capitol can borrow up to a maximum of $20 million. The revolving line of credit portion of the Congress Facility is limited by the amount of eligible accounts receivable and inventory and requires Angeles and Capitol to comply with certain financial and other non-financial covenants, as defined in the agreement. The Congress Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial and other non-financial covenants by both Angeles and Capitol, to provide financing for general corporate purposes. The Company is in compliance with these covenants. The revolving line of credit component of the Congress Facility is due in January 2000. The term loans are to be repaid in 60 monthly installments commencing February 1, 1998. Amounts drawn under the Congress Facility bear interest at a rate which is .75% per annum over the prime rate announced by Core States Bank, N. A. for the interest period.

All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and CBS.

During January 1998, in connection with the Capitol Acquisition and the transactions with Congress Financial, Paul Bagley, the Chairman and Chief Executive Officer of the Company, loaned $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "1998 Bagley Note") in the amount of $1,750,000, with a 12% annual interest rate, payable monthly in arrears. The 1998 Bagley Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the Congress Facility. The 1998 Bagley Note is convertible into 1,750,000 Common Shares. As additional consideration for the loan, the Company issued 1,500,000 Common Shares to Mr. Bagley.

During March 1998, SP Atlantic loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "SP Atlantic Note") in the aggregate amount of $250,000, with a 12% annual interest rate, payable monthly in arrears. The SP Atlantic Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing and repayment of the Congress Facility. The SP Atlantic Note is convertible into 250,000 Common Shares. As additional consideration for the loan, the Company issued 214,286 Common Shares to SP Atlantic.

Subsequent to December 31, 1997, the Company has raised additional capital to meet the Company's needs. During March 1998, the Company sold 200 shares of Series C Convertible Preferred Shares at $10,000 per share for a total consideration of $2,000,000. The Series C Convertible Preferred Shares are convertible into Common Shares of the Company commencing April 20, 1998, at a conversion price per Series C Preferred Share equal to $10,000 divided by the lesser of (x) $1.75 or (y) 75% of the arithmetic average of the closing bid prices for each of the five trading days prior to the exercise date of any such conversion. Based on the conversion price formula, the Series C Preferred Shares will be convertible into no less than 1.14 million Common Shares. As part of this transaction, the Company issued Common Stock Purchase Warrants to purchase 250,000 of the Company's Common Shares at a price of $2.38 per share. The Warrants can be exercised any time until March 6, 2000.

In March 1998, the Company issued to foreign investors warrants to purchase 2,000,000 Common Shares (1 million exercisable at $1.00 per share and 1 million at $.75 per share), expiring March 2001 and March 2000, respectively. The warrants were issued in exchange for $385,000 of cash paid by SP Atlantic and are currently exercisable.

The Company plans to engage in strategic acquisitions. As these investments are identified and funds are needed to complete such acquisitions, funding for such acquisitions will be necessary.

The Company is in preliminary negotiations with two potential acquisition candidates. In order to facilitate the financing of these acquisitions, the Company has entered unto an engagement agreement with an investment banking firm to act as its agent for the placement of the Company's securities. There can be no assurance that either of these acquisitions will be completed or that the Company will issue such securities.

The Company believes that the funds raised from the sale of the Series C Preferred Shares, operating cash flows of the Company and funds available under the Congress Facility will provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the development of its business for the next twelve months. The Company may be required to obtain additional lines of credit for working capital purposes and make periodic public offerings or private placements in order to meet the liquidity needs of its business growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

Readiness for Year 2000

The Company is in the process of upgrading its information systems. The new systems, which will be installed during 1998 and used by both Capitol and Angeles, are designed to be compatible for the year 2000 and beyond. The new systems will also provide management with better information, on a more timely basis. The costs of the Company's year 2000 compliance effort are being funded with cash flows from operations. These costs are not expected to have a material adverse effect on the Company's results of operations or cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS No. 128"), effective for years ending after December 15, 1997. Basic loss per share in the accompanying financial statements is calculated in accordance with SFAS No. 128. Loss per share for 1996, has been restated to reflect earnings per share calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings per share to be calculated based on the number of weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents, while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding. Diluted earnings per share of common stock is the same as basic earnings per share as the Company reported a loss for 1997 and 1996.

SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standards in 1998. The effects of these new standards have not yet been determined.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 12, 1996, Hein & Associates, LLP was dismissed as the principal accountants for the Company. The decision was approved by the Board of Directors of the Company. Hein & Associates, LLP's reports on financial statements of the Company for the fiscal years ended December 31, 1994 and 1995 contained unqualified opinions. There were no disagreements on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure with Hein & Associates, LLP.

On March 12, 1996, the Company engaged Kish, Leake & Associates, P.C. as its principal accountants. This decision was approved by the Board of Directors of the Company. The Company had no discussions with Kish, Leake & Associates concerning the application of an accounting principle or practice related to a specific completed or contemplated transaction, or the type of audit opinion which might be rendered.

Subsequent to the January 1997 Merger, Kish Leake & Associates, P.C., was dismissed by vote of the Board of Directors, effective February 4, 1997. The prior accountants' report on financial statements for the fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion; nor was it modified as to uncertainty, audit scope or accounting principles. Prior to the dismissal of Kish Leake & Associates, P.C., there were no disagreements between the Company and Kish Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants would have caused it to make reference to the subject matter of the disagreement in connection with its report. Furthermore, there were no unresolved issues with the prior accountants.

The Board of Directors of the Company appointed Grant Thornton LLP as the Company's new certifying accountants to audit the Company's financial statements, effective February 4, 1997. Grant Thornton LLP was not consulted concerning the application of accounting principles to any specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements, nor was a written report provided to the Company nor oral advice given by the new accountants regarding important factors considered by the Company in reaching its decision as to any accounting, auditing or financial reporting issue.

Grant Thornton was dismissed by vote of the Board of Directors, effective January 21, 1998. This decision to change accountants was approved by the members of the audit committee of the Board of Directors. The prior accountants' report on financial statements for the fiscal year ended December 31, 1996 did not contain an adverse opinion or a disclaimer of opinion; nor was it modified as to uncertainty, audit scope or accounting principles. Prior to the dismissal of Grant Thornton LLP, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant would have caused it to make reference to the subject matter of the disagreement in connection with its report. Furthermore, there were no unresolved issues with the prior accountants.

On January 21, 1998, the Board of Directors of the Company appointed Arthur Andersen LLP as the Company's new public accountants to audit the Company's financial statements, effective for the year ended December 31, 1997. Arthur Andersen LLP was not consulted concerning the application of accounting principles to any specific transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's financial statements, nor was a written report provided to the Company nor oral advice given by the new accountants regarding important factors considered by the Company in reaching its decision as to any accounting, auditing or financial reporting issue.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Information concerning the current members of the Company's Board of Directors (the "Board") and its executive officers is as follows:

Directors and Executive Officers     Age           Position
Paul Bagley                           55           Chairman of the Board and
                                                   Chief Executive Officer
Richard D. Bailey                     40           Director
Carl Casareto                         39           Chief Financial Officer
L. Wayne Harber                       44           Director
Donald R. Jackson                     48           Director, Secretary and
                                                      Treasurer
Ronald F. Martin                      62           President of Angeles Metal
                                                      Trim Co.
John D. McKey, Jr.                    54           Director
Thompson H. Rogers                    44           Director
Christian W. Wolf                     42           Director


Paul Bagley has served as a director of the Company since January 21, 1997, as Chairman of the Board of Directors since November 17, 1997 and as Chief Executive Officer since March 10, 1998. Mr. Bagley is a Managing Member of The Stone Pine Companies (since 1994), a group of companies involved in investment banking, asset management and merchant banking activities, and is Chairman and Chief Executive Officer of FCM Fiduciary Capital Management Company (since
1989), an investment-related company. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios. Mr. Bagley is also a director of Hollis-Eden Pharmaceuticals, Inc. a publicly held company, LMC Operating Corp., a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Fund, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a BS degree in Business and Economics and from Harvard Business School in 1968 with an MBA in Finance.

Richard D. Bailey, a director of the Company since March 10, 1998, is the President of RDB Capital Advisers, LLC, a privately held company involved in investment banking activities.

During 1995, Mr. Bailey acquired, restructured and subsequently sold the Rigging Company, a mail order manufacturer of custom yacht rigging. From 1991 to 1995, he was a principal of the New England Wire Company, a manufacturer of specialty shaped wire and cable with primary applications in the defense, electronics, safety and consumer products industries. From 1986 to 1991, Mr. Bailey was the Executive Vice President of Pennsylvania Rolling Mills, Inc., a manufacturer of cold rolled carbon strip steel, supplying the automotive, defense and building products industries. Mr. Bailey holds a BA degree in Political Science from Providence College and a MA degree in International Relations from Fairfield University.

Carl Casareto was elected Chief Financial Officer of the Company and each of its subsidiaries on March 10, 1998. Mr. Casareto served as a financial consultant to the Company from June 1997 until January 12, 1998. From October 1989 to April 1997, Mr. Casareto was the Chief Financial Officer and Senior Vice President of Finance of TELACU and Subsidiaries. TELACU is a Community Development Corporation managing for profit subsidiaries involved in, real estate development, utility industry construction, asset and real property management, retail and financing. From December 1995 to April 1997, Mr. Casareto also served as President of Telalink Corporation, a Los Angeles based subsidiary of TELACU, which was involved in the fiber optics industry. From 1981 to 1989, Mr. Casareto was associated with the accounting firm of Grant Thornton, where he served as the partner-in-charge of Grant Thornton's Southern California tax practice. Mr. Casareto holds a BS degree in accounting from Loyola Marymount University and is a certified public accountant.

L. Wayne Harber, a director of the Company since January 21, 1997, is a Managing Director of The Stone Pine Companies (since 1994). From 1990 to 1993, Mr. Harber was the Senior Vice President of Marketing for Aegis Holdings Corporation, an asset management and investment banking concern specializing in asset securitization and structured finance. From 1980 to 1990, Mr. Harber was a Vice President and National Sales Manager for Franchise Finance Corporation of America. Mr. Harber holds a BS degree in Economics and English from the University of Tennessee.

Donald R. Jackson has served as the Secretary and Treasurer of the Company since January 21, 1997 and a director of the Company since February 4, 1997. From January 21, 1997 until March 10, 1998, Mr. Jackson also served as Chief Financial Officer of the Company. Mr. Jackson is a Managing Director and Chief Financial Officer of The Stone Pine Companies (since 1994) and is a Senior Vice President, Treasurer and Chief Financial Officer of FCM Fiduciary Capital Management Company. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company, Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. Mr. Jackson is a director of LMC Operating Corp., a privately held manufacturing company. Mr. Jackson holds a BSBA degree in accounting from the University of Denver and is a certified public accountant.

Ronald F. Martin was elected the President of Angeles Metal Trim Co. on April 10, 1997. Mr. Martin was the President and Chief Executive Officer of Noman Technology, Inc. from 1994 until April 1997. He was the President and Chief Executive Officer of Harris Tube from 1989 until 1993 and President of Harris Tube from 1986 to 1989. For over 25 years prior to 1986, Mr. Martin held a number of positions with Rheem Manufacturing Co. from entry level to senior management positions. In June 1993, Harris Tube filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. Mr. Ronald Martin was serving as an executive officer of Harris Tube at the time of such filing.

John D. McKey, Jr., a director of the Company since February 4, 1997, has been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A. since September 1993, and from June 1986 to September 1993, was a partner at Kohl, Bobko, McKey & Higgins, P.A. Mr. McKey is a director of Lithium Technology Corporation.

Thompson H. Rogers has served as a director of the Company since January 21, 1997 and served as Chairman of the Board from January 21, 1997 until November 17, 1997. Mr. Rogers is a Managing Member of The Stone Pine Companies (since
1994) and is the Chairman of Affiliated Holdings, Inc., a private investment management company (since 1985). Prior thereto, Mr. Rogers was with FIRSTIER, now known as First Bank, a financial institution in Omaha, Nebraska. From 1995 to 1996, Mr. Rogers was the Chairman of New York based, Laidlaw Holdings Asset Management, Inc. Mr. Rogers serves on the Board of Directors of Pinnacle Bank of Omaha, located in Omaha, Nebraska; Havelock Bank, located in Lincoln, Nebraska; Aspen Holdings Inc., an insurance holding company; and Worldwave Communications Inc., a telecommunications company.

Christian W. Wolf has served as a director of the Company since October 8, 1997. In addition, Mr. Wolf served as the Chief Executive Officer of the Company from October 1997 to March 1998 and is engaged as an consultant to the Company. Mr. Wolf is the founding partner of Phaedrus Ltd., an investment banking concern founded in January 1996 to focus on advisory services for small to mid capitalization companies. From 1994 to 1995, Mr. Wolf was Managing Director of Private Placements for First Union Capital Markets, a new initiative for the company. From 1989 to 1994, Mr. Wolf was a Senior Vice President and Director of Corporate Finance for NationsBanc Capital Markets. From 1983 to 1989, Mr. Wolf was a Vice President of JP Morgan's Private Placement Group. Prior to 1983, Mr. Wolf spent four years with Wheeling Pittsburgh Steel. Mr. Wolf's operational experience involved; annealing, roll forming, cold rolling, slitting and pickling.

The members of the Board are divided into three classes, with staggered terms. The terms of Messrs. Bagley and Rogers expire in 1998, the terms of Messrs. Harber and McKey expire in 1999 and the terms of Messrs. Bailey, Jackson and Wolf expire in 2000. Officers of the Company serve at the pleasure of the Board of Directors.

No family relationships exist between any of the officers and directors of the Company.

Innovest Holdings, Ltd., which purchased Common Shares of the Company in the January 1997 Share Issuance, has the right to nominate two directors to the Board of Directors of the Company or, in the alternative, has the right to be present at all Board meetings. As of the date hereof no such directors have been nominated to the Board.

Committees of the Board of Directors

The Board has three standing committees: an Executive Committee, an Audit Committee and a Compensation Committee.

The Executive Committee of the Board was established during August 1997 and currently consists of Messrs. Bagley and Jackson. The Executive Committee is authorized to exercise all of the authority of the Board in the management of the Company to the fullest extent permissible by the Colorado Business Corporation Act.

The Audit Committee of the Board was established during February 1997 and currently consists of Messrs. Bagley, Rogers and Jackson. The Audit Committee provides general financial oversight in financial reporting and the adequacy of the Company's internal controls through periodic meetings with the Company's management and its external auditors.

The Compensation Committee of the Board was established during February 1997 and currently consists of Messrs. Rogers, Harber and Jackson. The Compensation Committee administers the Company's 1997 Stock Incentive Plan, subject to the review and oversight of the entire Board. The Compensation Committee also provides general oversight in all employee personnel matters through periodic meetings with the management of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the Forms 3 and 4 furnished to the Company during 1997 and 1998 and written representations furnished to the Company, the Company has not identified any director, officer or beneficial owner of more than ten percent of its common stock who failed to file on a timely basis the forms required by Section 16(a) of the Securities Exchange Act of 1934 for fiscal year 1997, other than those discussed in the following paragraph.

All Forms 3 and 4 that were required to be filed pursuant to the provisions of
Section 16(a) of the Exchange Act have been filed. However, some of the Forms 3 and /or 4 that were required to be filed by Messrs. Bagley (2), DeGrassi (3), Harber (1), Jackson (1), McKey (1), Rogers (2) and Wolf (1) and Stone Pine Colorado, LLC (2), Stone Pine Capital, LLC (2) and Stone Pine Atlantic Equities, LLC (2) were not filed on a timely basis. (The number in parenthesis after each name represents the number of required forms that were not filed on a timely basis.)

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation for services rendered to the Company and its subsidiaries during 1997, 1996 and 1995 by each of the Named Executive Officers.

                                                                            Long Term
                                                                          Compensation
                                                                             Awards
                                                                             ------
                                                         Annual Compensation
                             --------------------------------------------------------
                                                                           Securities
     Name and      Fiscal                               Other Annual       Underlying      All Other
Principal Position  Year     Salary($)     Bonus($)     Compensation($)    Options(#)    Compensation($)
------------------  ----     ---------     --------     --------------     ----------    ---------------
Raymond E.          1997             0            0            --(2)             0                0
   McElhaney(1)     1996        12,000(2)         0              *               0                0
                    1995        12,000            0              *               0                0

Peter W.            1997        36,525            0              *               0            2,631(4)
   Damisch(3)

Thompson H.         1997             0            0              0               0                0
   Rogers(5)

Christian W.        1997        37,500            0              *               0                0
   Wolf(6)

Ronald F.           1997        65,546       10,000              *         500,000            3,041(8)
   Martin(7)

-------------------------

(1) Mr. McElhaney resigned his position as President and Chief Executive Officer of the Company, effective January 21, 1997.

(2) No cash payments were made to Mr. McElhaney during 1996. The accrued amount of $12,000 and future payments due under Mr. McElhaney's Employment Agreement were partial consideration for the Asset Purchase in January 1997. See "Item 12. Certain Relationships and Related Transactions".

(3) Mr. Damisch served as President and Chief Executive Officer of the Company and each of its active subsidiaries from January 21, 1997 until April 6, 1997.

(4) Includes $2,500 reimbursement of personal legal fees and $131 of disability insurance premiums paid by Angeles on behalf of Mr. Damisch.

(5) Mr. Rogers, who was Chairman of the Board of Directors at the time, served as Chief Executive Officer of the Company without compensation from April 6, 1997 until October 8, 1997.

(6) Mr. Wolf served as President and Chief Executive Officer of the Company from October 8, 1997 until he resigned on March 10, 1998. Mr. Wolf continues to serve as a director of, and a consultant to, the Company.

(7) Mr. Martin has served as President of Angeles Metal Trim Co., the major operating subsidiary of the Company during 1997, since April 10, 1997.

(8) Includes $2,988 of disability and life insurance premiums paid by Angeles on behalf of Mr. Martin and $53 of contributions by Angeles to Angeles' 401 plan on behalf of Mr. Martin.

* Did not receive perquisites or other personal benefits, securities, or property having an aggregate value of greater than the lower of $50,000 or 10% of the total salary and bonus reported for such executive officer.

Option/SAR Grants in 1997

At the Annual Meeting of the Shareholders of the Company held on October 8, 1997, the Shareholders adopted the Company's 1997 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, the Company may grant employees of, or any other individual providing services to, the Company and its subsidiaries stock options, stock appreciation rights or stock awards. The Company has reserved 3 million Common Shares for issuance pursuant to the Plan. The exercise price of all stock options granted pursuant to the Plan shall not be less than the fair market value of the Common Shares on the date of grant. As of December 31, 1997, options to acquire an aggregate of 500,000 Common Shares were outstanding under the Plan, all of which were held by Ronald F. Martin, President of Angeles Metal Trim Co., the major operating subsidiary of the Company during 1997. As of December 31, 1997, no stock appreciation rights had been granted and there had been no stock awards under the Plan.

The Company does not offer its employees any long-term incentive plans, other than stock options, stock appreciation rights or stock awards issued pursuant to the Plan, nor does it offer any defined benefit or actuarial plans. The Company does offer a 401(k) plan to employees.

The following table sets forth information concerning individual grants of stock options during 1997 to Named Executive Officers.

                             Number of            % of Total
                            Securities              Options
                            Underlying            Granted to             Exercise
                              Options              Employees              or Base           Expiration
       Name                 Granted (#)             in 1997            Price ($/Sh)            Date
       ----                 -----------          -------------         ------------         ---------
Ronald F. Martin            250,000(1)               50.0%                 $2.00             04/10/02
Ronald F. Martin            250,000(1)               50.0%                 $2.00             04/10/07
--------------------

(1)   The 250,000 options may be exercised cumulatively as set forth below:

                         Date                     Number of Options
                         ----                     -----------------
                    April 10, 1998                     50,000
                    April 10, 1999                     50,000
                    April 10, 2000                     50,000
                    April 10, 2001                     50,000
                    April 10, 2002                     50,000

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

As of December 31, 1997, the Company had not granted any SARs. In addition, no stock options were exercised by employees during 1997. The following table sets forth information concerning the value of unexercised stock options as of December 31, 1997.


                                                                       Number of
                                                                      Securities             Value of
                                                                      Underlying            Unexercised
                                                                      Unexercised          In-the-Money
                                                                      Options at            Options at
                                                                     12/31/97 (#)           12/31/97($)
                             Shares
                            Acquired                Value           Exercisable/          Exercisable/
       Name               on Exercise (#)        Realized ($)       Unexercisable         Unexercisable
       ----               --------------         -----------        --------------        --------------
Ronald F. Martin                 0                 0                   0/500,000              0/0

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on the Company's Board of Directors other than reimbursement for out-of-pocket expenses incurred in attending meetings.

EMPLOYMENT AND CONSULTING AGREEMENTS

Raymond E. McElhaney, Bill M. Conrad and Ronald R. McGinnis each served as officers of the Company pursuant to three-year Employment Agreements with the Company that had termination dates of November 17, 1997. Messrs. McElhaney, Conrad and McGinnis resigned from such positions as of January 21, 1997 immediately after the consummation of the Merger. Each Employment Agreement provided for payment of salary in the amount of $1,000 per month, plus reimbursement of reasonable and necessary expenses incurred on behalf of the Company. The Agreements were terminable without liability to the Company immediately for "cause" and upon 90 days advance written notice in other cases. No payments were made to Messrs. McElhaney, Conrad or McGinnis under such Agreements during 1996 or 1997 (the "Accrued Payments"). The Accrued Payments and future payments due under such Agreements were partial consideration for the Asset Purchase and such Employment Agreements were terminated in connection with the Asset Purchase. See "Item 12. Certain Relationships and Related Transactions".

Ronald F. Martin serves as the President of Angeles Metal Trim Co., the major operating subsidiary of the Company during 1997, pursuant to a one-year Employment Agreement entered into on April 10, 1997. The Employment Agreement is subject to automatic renewals of one year unless either party provides written notice of non-renewal to the other party at least 60 days prior to the expiration of the initial or any renewal term of the Employment Agreement. No such notice has been given under the Agreement. The Employment Agreement provides for an annual salary of $84,000 and additional bonus payments. As part of the consideration for services rendered under the Employment Agreement, Mr. Martin was granted 500,000 options with an exercise price of $2.00 per share to purchase Common Shares. These options vest over a five year period so long as Mr. Martin remains in the employ of the Company or one of its subsidiaries. The 500,000 options granted under the Employment Agreement were canceled and reissued, with identical terms, under the provisions of the 1997 Stock Incentive Plan following its approval by the Company's stockholders during October 1997. In the event of termination without cause, Mr. Martin would receive his annual salary for the remainder of the term of the Employment Agreement, retain the right to exercise all stock options and receive other specified benefits.

Christian W. Wolf served as the President and Chief Executive Officer of the Company from October 8, 1997 until he resigned on March 10, 1998. On January 12, 1998, Mr. Wolf was granted 200,000 options, with an exercise price of $1.22 per share, to purchase Common Shares. These options are currently vested and have a ten year term. Mr. Wolf continues to serve as a director of the Company. On March 10, 1998, the Company entered into a consulting arrangement with Mr. Wolf. Under the arrangement, Mr. Wolf will provide consulting services in connection with a potential acquisition by the Company. Mr. Wolf will receive approximately $40,000, plus 150,000 Common Shares as compensation for these services. If the target company signs a definitive letter of intent with the Company containing terms that are acceptable to the Company's Board of Directors, Mr. Wolf will be issued another 100,000 Common Shares. In addition, if the acquisition is consummated, Mr. Wolf will receive an additional 100,000 shares of Common Stock and a cash fee based upon a specified formula.

SERVICES AGREEMENT

The Company entered into a Services Agreement (the "Services Agreement") with SP Atlantic, effective as of February 1, 1997, pursuant to which SP Atlantic and its affiliates provide administrative, accounting and investor relations services to the Company and its subsidiaries as well as investment banking services and assistance in merger and acquisition transactions, financing transactions and stock offerings by the Company. In consideration for such services, the Company is obligated to pay SP Atlantic $10,000 per month, plus reimbursement for the cost of providing the administrative, accounting and investor relations services. Messrs. Bagley, Harber, Jackson and Rogers, directors and officers of the Company, have a financial interest in SP Atlantic. In addition, Messrs. Bagley and Rogers are beneficial owners of approximately 65% and 51%, respectively, of the outstanding Common Shares.

The Services Agreement has a term of five years, and is subject to automatic renewals of one year unless either party provides written notice of non-renewal to the other party at least 90 days prior to the expiration of the initial or any renewal term of the Services Agreement. SP Atlantic has the option to terminate the Agreement at any time for any reason upon written notice. The Company may terminate the Services Agreement at any time upon written notice; however, in the event this provision is exercised by the Company, SP Atlantic shall not receive less compensation and benefits that would otherwise be due to it for the remainder of the term of the Services Agreement. The Company may terminate the Services Agreement for cause, effective upon written notice, and upon such a termination the Company shall be obligated to pay SP Atlantic fees and any expense reimbursements due through the date of termination. "Cause" is defined to mean that SP Atlantic has: (i) knowingly acted fraudulently in SP Atlantic's relations with the Company, (ii) misappropriated or done material, intentional damage to the property of the Company, (iii) willfully and materially failed to follow a legal and reasonable order or directive by the Chairman of the Board of Directors of the Company (which order or directive is consistent with the provisions of the Services Agreement), or (iv) been grossly negligent in the performance of its duties as provided for by the Services Agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 1997, the Company had outstanding 15,992,121 Common Shares, the only class of voting securities outstanding. At March 25, 1998, the Company had 17,975,756 Common Shares outstanding.

At December 31, 1997, the Company had outstanding 744,000 Series A Preferred Shares and 449,000 Series B Preferred Shares. On March 31, 1998, the Company issued 200 Series C Preferred Shares. All three classes of preferred stock are non-voting securities.

The following table reflects information concerning the ownership, as of March 25, 1998, of Common Shares by (i) each person who is known by the Company to be a beneficial owner of more than 5% of the Common Shares; (ii) by all directors;
(iii) by each of the Named Executive Officers, and (iv) by all directors and Named Executive Officers of the Company as a group.


                                                                                        Percent of
                  Name                                    Number of Shares           Voting Securities
                  ----                                    ----------------           -----------------
Stone Pine Colorado, LLC(1)                                 8,780,503(2)                   47.99%
Stone Pine Capital, LLC(1)                                  9,409,622(4)                   50.39%
Stone Pine Atlantic Equities, LLC(1)                        9,376,289(5)                   50.21%
Paul Bagley(1)(9)(10)                                      13,662,455(11)                  64.54%
Richard D. Bailey(9)(12)                                          -0-                         --
Thompson H. Rogers(1)(9)                                    9,741,169(13)                  51.17%
W. Duke DeGrassi(1)                                         9,376,289(5)                   50.21%
Carl Casareto(10)(14)                                          50,000(15)                      *
L. Wayne Harber(1)(9)                                             -0-                         --
Donald R. Jackson(1)(9)(10)                                       -0-                         --
Ronald F. Martin(10)(16)                                      100,000(17)                      *
John D. McKey, Jr.(9)(18)                                         -0-                         --
Christian W. Wolf(9)(19)                                      201,000(20)                   1.11%
Berkshire Capital Partners, Ltd.(21)                        3,000,000(22)                  16.69%
Atlantis Holding Corp.(23)                                  1,412,068(24)                   7.86%
Investor Capital Enterprises, Inc.(23)                      1,412,068(24)                   7.86%
Gary Kucher(23)                                             1,412,068(24)                   7.86%
All Directors and Executive Officers
    as a group (9 persons)                                 14,043,455(25)                  65.17%
--------------------------------

(1) The address for each person is 410 17th Street, Suite 400, Denver, Colorado 80202.

(2) SP Colorado directly owns 6,481,867 of the Company's outstanding Common Shares and 317,500 shares of the Company's Series B Preferred Shares, which are convertible into 317,500 Common Shares. SP Colorado holds proxies to vote 1,211,568 Common Shares (the "AHC Shares") which are owned by Atlantis Holding Corp. and 769,568 Common Shares (the "Herstone Shares") that are owned by Richard Herstone, until the earlier of a transfer of the AHC Shares and the Herstone Shares and February 4, 2000. (The 6,481,867 outstanding Common Shares directly owned by SP Colorado, the 317,500 Common Shares that would be received by SP Colorado if the Series B Preferred Shares were converted, the AHC Shares and the Herstone Shares are collectively referred to as the "SP Colorado Shares"). The following persons are members of SP Colorado and each own an equal voting interest in SP Colorado: SP Capital, Stone Pine Atlantic Equities, LLC ("SP Equities") and Thompson H. Rogers. Paul Bagley and W. Duke DeGrassi are the designated voting persons for SP Capital and SP Equities, respectively. SP Colorado, SP Capital, SP Equities, Thompson H. Rogers, Paul Bagley and W. Duke DeGrassi are referred to herein as the "Stone Pine Reporting Persons". Each Stone Pine Reporting Person may be deemed a member of a group that shares voting power over the AHC Shares and the Herstone Shares and voting and dispositive power over the SP Colorado Shares and accordingly may be deemed to beneficially own the SP Colorado Shares, including the AHC Shares and the Herstone Shares.

(3) SP Atlantic directly owns 214,286 of the outstanding Common Shares, 131,500 of the Company's Series B Preferred Shares and a $250,000 Convertible Note issued by the Company. The Series B Preferred Shares and the Note are collectively convertible into 381,500 Common Shares. (The 214,286 outstanding Common Shares and the 381,500 Common Shares that would be received if the Series B Preferred Shares and the Note were converted are collectively referred to as the "SP Atlantic Shares"). SP Capital and SP Equities are members of SP Atlantic and Mr. Bagley is the manager of SP Atlantic. As a result, SP Capital, SP Equities and Mr. Bagley may be deemed to beneficially own the SP Atlantic Shares.

(4) This amount includes (i) 33,333 of the Company's outstanding Common Shares directly owned by SP Capital (the "SP Capital Shares"), (ii) the SP Colorado Shares (see (2)), and (iii) the SP Atlantic Shares (see (3)).

(5) This amount includes the SP Colorado Shares (see (2)) and the SP Atlantic Shares (see (3)).

(6) SP Financial directly owns 76,666 of the Company's outstanding Common Shares and 360,000 of the Company's Series A Preferred Shares, which are convertible into 360,000 Common Shares. (The 76,666 outstanding Common Shares and the 360,000 Common Shares that would be received if the Series B Preferred Shares were converted are collectively referred to as the "SP Financial Shares"). Messrs. Bagley and Rogers are members of SP Financial and may be deemed to beneficially own the SP Financial Shares.

(7) ERB directly owns 110,000 of the Company's outstanding Common Shares and 384,000 of the Company's Series A Preferred Shares, which are convertible into 384,000 of Common Shares. (The 110,000 outstanding Common Shares and the 384,000 Common Shares that would be received if the Series A Preferred Shares were converted are collectively referred to as the "ERB Shares"). Messrs. Bagley and Rogers are members of ERB and may be deemed to beneficially own the ERB Shares.

(8) Stone Pine Advisors, LLC ("SP Advisors") directly owns 33,333 of the Company's outstanding Common Shares ("SP Advisors Shares"). Mr. Bagley is the manager of SP Advisors and may be deemed to beneficially own the SP Advisors Shares.

(9)    Director.

(10)   Executive Officer.

(11) Mr. Bagley directly owns 1,533,334 of the Company's outstanding Common Shares and a $1,750,000 Convertible Note issued by the Company, which is convertible into 1,750,000 Common Shares. In addition, 5,000 of the Company's outstanding Common Shares are held by Mr. Bagley's spouse and 500 of the Company's outstanding Common Shares are held in Mr. Bagley's individual retirement account. (The above discussed 1,538,834 outstanding Common Shares and the 1,750,000 Common Shares that would be received if the Note was converted are collectively referred to as the "Bagley Shares").

       This amount includes (i) the Bagley Shares, (ii) the SP Colorado Shares (see (2)), (iii) the SP Atlantic Shares (see (3)), (iv) the SP Capital Shares (see (4)), (v) the SP Financial Shares (see (6)), (vi) the ERB Shares (see (7)), and (vii) the SP Advisors Shares (see (8)).

(12) The address for Mr. Bailey is 580 Thames Street, Suite 228, Newport, Rhode Island 02840.

(13) This amount includes (i) 30,000 of the Company's outstanding Common Shares directly owned by Mr. Rogers ("the Rogers Shares"), (ii) the SP Colorado Shares (see (2)), (iii) the SP Financial Shares (see (6)), and
       (iv) the ERB Shares (see (7)).

(14) The address for Mr. Casareto is 20000 South Western Avenue, Torrance, California 90501.

(15) This amount represents 50,000 Common Shares that are represented by stock options that are currently exercisable at a price of $1.22 per share (the "Casareto Shares").

(16) The address for Mr. Martin is 20000 South Western Avenue, Torrance, California 90501.

(17) This amount represents 100,000 Common Shares that are represented by stock options that will be exercisable as of April 10, 1998 at a price of $2.00 per share (the "Martin Shares").

(18) The address for Mr. McKey is 2081 East Ocean Boulevard, 2nd Floor, Stuart, Florida 34996.

(19)   The address for Mr. Wolf is 436 Seneca Lane, Boca Raton, Florida 33487.

(20) This amount includes 200,000 Common Shares that are represented by stock options that are currently exercisable at a price of $1.22 per share and 1,000 of the Company's outstanding Common Shares that are held in Mr. Wolf's individual retirement account (collectively referred to as the "Wolf Shares").

(21) The address for Berkshire Capital Partners, Ltd. ("Berkshire Capital") is 1221 Post Road East, Westport, Connecticut 06880.

(22) As reported in a Schedule 13D filed by Berkshire Capital on March 9, 1997, Berkshire Capital directly owns 3,000,000 of the Company's outstanding Common Shares.

(23) The address for Atlantis Holding Corp. ("AHC"), Investor Capital Enterprises, Inc. ("ICE") and Mr. Kucher is 7986 E. Arapahoe Court, Suite 1800, Englewood, Colorado 80112.

(24) AHC directly owns 1,211,568 of the Company's outstanding Common Shares. AHC has the sole dispositive power over the AHC Shares and SP Colorado has the sole voting power over the AHC Shares pursuant to a voting proxy until the earlier of the transfer of the AHC Shares by AHC to a nonaffiliate and February 4, 2000. ICE directly owns 200,000 of the Company's outstanding Common Shares. Mr. Kucher directly owns 500 of the Company's outstanding Common Shares (the "Kucher Shares").

       Mr. Kucher as the sole shareholder of AHC has dispositive power over the AHC Shares and as the sole shareholder, director and executive officer of ICE has voting and dispositive power over the ICE Shares and accordingly may be deemed to beneficially own the AHC Shares and the ICE Shares. Mr. Kucher, AHC and ICE may be deemed to be persons who comprise a group with the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and therefore each may be deemed to beneficially own all of the Kucher Shares, the AHC Shares and the ICE Shares.

(25) This amount includes (i) the SP Colorado Shares (see (2)), (ii) the SP Atlantic Shares (see (3)), (iii) the SP Capital Shares (see (4)), (iv) the SP Financial Shares (see (6)), (v) the ERB Shares (see (7)), (vi) the SP Advisors Shares (see (8)), (vii) the Bagley Shares (see (11)), (viii) the Rogers Shares (see (13)), (ix) the Casareto Shares (see (15)), (x) the Martin Shares (see (17)), and (xi) the Wolf Shares (see (20)).

*      Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to the January 1997 Merger described herein, Raymond McElhaney, Bill Conrad, and Ronald McGinnis, the sole executive officers and directors of the Company (the "Former Directors"), purchased from the Company the following assets of the Company (the "Asset Sale"): (i) the furniture and equipment of the Company, (ii) 7,000 shares of common stock of American Educational Products, Inc. including warrants to purchase additional shares of the common stock of American Education Products, Inc., (iii) 37,500 shares of common stock of Gold Capital Corporation, (iv) a Promissory Note receivable by and between the Company and Glacier Valley Holding Corporation dated November 13, 1995 in the principal amount of $18,000 (see "Item 1. Description of Business - Narrative Description of Business - Former Real Estate Development Business - Glacier Valley") and (v) the Company's interest in and to the Elite Note and the Company's interest in the Northcrest Joint Venture (see "Item 1. Description of Business - Narrative Description of Business - Former Real Estate Development Business - The Northcrest Joint Venture").

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

The Company paid $80,000 in consideration of services provided by ICE in connection with the Merger. ICE is the beneficial owner of approximately 8% of the outstanding Common Shares.

The Company agreed to pay SP Colorado an acquisition structuring fee of $250,000 in connection with the Merger and the related transactions and delivered a non-interest bearing promissory note for such amount ("the SP Colorado Note"). During December 1997, the Company issued 317,500 Series B Preferred Shares to SP Colorado in exchange for the forgiveness of the SP Colorado Note and $67,500 of other obligations of the Company to SP Colorado. SP Colorado is the owner of approximately 48% of the outstanding Common Shares and Messrs. Bagley, Harber, Jackson, McKey and Rogers, directors and officers of the Company, have a financial interest in SP Colorado.

The Company entered into a Services Agreement with SP Atlantic effective as of February 1997. See "Item 10. Executive Compensation - Services Agreement" for a discussion of the terms of the Services Agreement. During December 1997, the Company issued 131,500 Series B Preferred Shares to SP Atlantic in exchange for the forgiveness of $100,000 of fees due under the terms of the Services Agreement and $31,500 of other indebtedness owed to SP Atlantic by the Company. Messrs. Bagley, Harber, Jackson and Rogers, directors and officers of the Company, have a financial interest in SP Atlantic.

During April 1997, ERB loaned $300,000 to Angeles, which loan was evidenced by a 12% promissory note payable to ERB (the "ERB Note"). As additional consideration for such loan, (i) Angeles agreed to pay ERB a facility fee of $9,000, which was added to the principal balance of the ERB Note, (ii) the Company issued 50,000 Common Shares to ERB upon such funding, and (iii) the Company agreed to issue 10,000 Common Shares on the first day of each month commencing July 1, 1997 until the ERB Note was repaid in full. During December 1997, the Company issued 384,000 Series A Preferred Shares to ERB in exchange for forgiveness of this

$309,000 loan and $75,000 of other indebtedness owed to ERB by the Company. The Company issued a total of 110,000 Common Shares to ERB as additional consideration for the ERB Note during its term.

During June 1997, SP Financial loaned $107,000 to Angeles, which loan was evidenced by a 12% promissory note payable to SP Financial (the "SP Financial Note"). As additional consideration for such loan, Angeles agreed to pay SP Financial a commitment fee of $3,210, which was added to the principal balance of the SP Financial Note, and the Company issued 16,666 Common Shares to SP Financial. During December 1997, the Company issued 110,000 Series A Preferred Shares to SP Financial in exchange for the forgiveness of $110,000 of the principal balance of the SP Financial Note, with the $210 balance of the Note being paid in cash.

During August 1997, SP Financial loaned $250,000 to the Company, which loan was evidenced by a 12% promissory note payable to SP Financial (the "Second SP Financial Note"). As additional consideration for such loan, the Company issued 60,000 Common Shares to SP Financial. During December 1997, the Company issued 250,000 Series A Preferred Shares to SP Financial in exchange for the forgiveness of the $250,000 principal balance of the Second SP Financial Note.

During December 1997, SP Advisors loaned $75,000 to the Company, which loan was evidenced by a 12% promissory note payable to SP Advisors (the "SP Advisors Note"). As additional consideration for such loan, the Company issued 33,333 Common Shares to SP Advisors. The Company repaid the SP Advisors Note during January 1998. Messrs. Bagley, Harber, Jackson and Rogers, directors and officers of the Company, have a financial interest in SP Advisors.

During December 1997, SP Capital loaned $75,000 to the Company, which loan was evidenced by a 12% promissory note payable to SP Capital (the "SP Capital Note"). As additional consideration for such loan, the Company issued 33,333 Common Shares to SP Capital. The Company repaid the SP Advisors Note during March 1998.

During December 1997, Mr. Bagley loaned $75,000 to the Company, which loan was evidenced by a 12% promissory note payable to Mr. Bagley (the "Bagley Note"). As additional consideration for such loan, the Company issued 33,334 Common Shares to Mr. Bagley. The Company repaid the Bagley Note during March 1998. Mr. Bagley is a director and officer of the Company and the beneficial owner of approximately 65% of the outstanding Common Shares.

During 1997, the Company issued to Ronald F. Martin, President of Angeles Metal Trim Co., options to purchase 500,000 Common Shares at $2.00 per share. The options vest over a five year period commencing on April 10, 1998.

In January 1998, the Company issued to Christian W. Wolf, who was serving as President and Chief Executive Officer of the Company at such time, options to purchase 200,000 Common Shares at $1.22 per share. The options are currently vested and have a ten year term.

In January 1998, the Company issued to Carl Casareto, who was appointed the Chief Financial Officer of the Company in March 1998, options to purchase 200,000 Common Shares at $1.22 per share. 50,000 of the options are currently vested and 50,000 of the options vest on January 12, 1999, 2000 and 2001, respectively.

During January 1998, in connection with the acquisition of Capitol and the transactions with Congress Financial, Mr. Bagley loaned an additional $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Second Bagley Note") in the amount of $1,750,000, with a 12% annual interest rate payable monthly in arrears. The Second Bagley Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the Congress Facility. The Second Bagley Note is convertible into 1,750,000 Common Shares. As additional consideration for the loan, the Company issued 1,500,000 Common Shares to Mr. Bagley.

During March 1998, SP Atlantic loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "SP Atlantic Note") in the aggregate amount of $250,000, with a 12% annual interest rate payable monthly in arrears. The SP Atlantic Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the Congress Facility. The SP Atlantic Note is convertible into 250,000 Common Shares. As additional consideration for the loan, the Company issued 214,286 Common Shares to SP Atlantic.

During March 1998, the Company entered into an agreement with RDB Capital Advisors, LLC ("RDB") pursuant to which the Company paid RDB $120,000 as compensation for services rendered by RDB in arranging for the $2 million purchase of the Company's Series C Preferred Shares by a group of investors. RDB is owned by Mr. Bailey, a director of the Company.

During March 1998, the Company entered into a consulting arrangement with Christian W. Wolf, a director of the Company. Under the arrangement, Mr. Wolf will provide consulting services in connection with a potential acquisition by the Company. Mr. Wolf will receive approximately $40,000, plus 150,000 Common Shares as compensation for these services. If the target company signs a definitive letter of intent with the Company containing terms that are acceptable to the Company's Board of Directors, Mr. Wolf will be issued another 100,000 Common Shares. In addition, if the acquisition is consummated, Mr. Wolf will receive an additional 100,000 Common Shares and a cash fee based upon a specified formula.

In March 1998, the Company issued to employees of the Company and employees of related companies providing services to the Company, stock options to purchase a total of 625,000 Common Shares at $2.08 per share. These 625,000 options included 400,000 options granted to Carl Casareto, the Chief Financial Officer of the Company and 100,000 options granted to

Donald R. Jackson, the Secretary and Treasurer of the Company. The options vest over a four year period commencing on March 10, 1999.

Messrs. Bagley and Rogers, who are directors and officers of the Company and who are beneficial owners of approximately 65% and 51%, respectively, of the outstanding Common Shares, have a financial interest in SP Colorado, SP Atlantic, ERB, SP Financial, SP Advisors and SP Capital.

The Company believes that the transactions described above were fair to the Company and were as favorable to the Company as those which it might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following documents are filed herewith or incorporated herein by reference as exhibits:

     Exhibit No.                            Description
     ----------                             -----------
     2.1(1)                     Stock Purchase Agreement, dated as of January
                                15, 1997, between Angeles Acquisition Corp.,
                                Angeles Metal Trim Co., California Building
                                Systems, Inc., and the shareholders of Angeles
                                Metal Trim Co. and D. Kingston Cable (Exhibits
                                and Schedules omitted).

     2.2(1)                     Agreement and Plan of Merger, dated January 16,
                                1997, between the Company, Consolidated Land &
                                Cattle Company, Raymond E. McElhaney, Bill M.
                                Conrad, Ronald R. McGinnis, Angeles Acquisition
                                Corp. and Stone Pine Colorado, LLC (Exhibits and
                                Schedules omitted).

     3.1(2)                     Articles of Incorporation of the Company.

     3.2                        Articles of Amendment to Articles of
                                Incorporation, dated as of December 31, 1997
                                (Setting Forth Terms of Series A Preferred Stock and Series B Preferred Stock).

     3.3(3)                     Articles of Amendment to Articles of
                                Incorporation, dated as of March 9, 1998
                                (Setting Forth Terms of Series C Preferred
                                Stock).

     3.4(4)                     By-Laws Revised and Amended, as of August 26,
                                1997.

     4.1(3)                     Form of Warrant to Purchase 1,000,000 Common
                                Shares at $1.00.

     4.2(3)                     Form of Warrants to Purchase 1,000,000 Common
                                Shares at $.75.

     4.3(3)                     Form of Warrants to Purchase 250,000 Common
                                Shares at $2.38.

     10.1(5)                    Purchase and Sale Agreement, dated January 16,
                                1997, between the Company, Raymond McElhaney,
                                Bill Conrad and Ronald McGinnis (Exhibits and
                                Schedules omitted).

     10.2(1)                    Form of Stock Purchase Agreement, dated January
                                16, 1997, between the Company and the investors
                                (Exhibits and Schedules omitted).

     10.3(5) Lease Agreement, dated January 15, 1997, by and between Angeles Metal Trim Co. and D.
                                Kingston Cable, Trustee of the Daniel
                                Kingston Cable and Barbara White Cable 1995
                                Revocable Intervivos Trust (Re: property at
                                4817 and 4915 Sheila Street, Commerce,
                                California).

     10.4(5) Lease Agreement, dated January 15, 1997, by and between Angeles Metal Trim Co. and D. Kingston
                                Cable, Trustee of the Daniel Kingston Cable and
                                Barbara White Cable 1995 Revocable Intervivos
                                Trust (Re: property at 116 Y Street, Vancouver,
                                Washington).

     10.5(5) Lease Agreement, dated November 13, 1989, by and between Angeles Metal Trim Co. and 83rd Street
                                Investors (Re: property at 4841 83rd Street,
                                Sacramento, California).

     10.6(5) Lease Agreement, dated October 1, 1996, by and between Angeles Metal Trim Co. and Fred G. and
                                Patricia A. Duncolon (Re: property at 1851
                                Alexander Avenue, Tacoma, Washington).

     10.7(5)                    Services Agreement, dated as of February 1,
                                1997, between the Company and Stone Pine
                                Atlantic, LLC.

     10.8(5) Promissory Note, dated as of January 16, 1997, between the Company and Stone Pine Colorado,
                                LLC.

     10.9(6) Loan Agreement, dated as of April 9, 1997, between Angeles Metal Trim Co., Consolidated
                                Capital of North America, Inc., Stone Pine
                                Colorado, LLC and ERB Acquisition Group, LLC.

     10.10(6)                   Promissory Note, dated April 9, 1997, of Angeles
                                Metal Trim Co. in the principal amount of $309,000, payable to ERB Acquisition Group, LLC.

     10.11(6)                   Guaranty, dated April 9, 1997, and delivered by
                                Consolidated Capital of North America Inc. and
                                Stone Pine Colorado, LLC to and for the benefit of ERB Acquisition Group, LLC.

     10.12(6) Security Agreement, dated as of April 9, 1997, made and delivered by Consolidated Capital of North America, Inc. in favor of ERB Acquisition
                                Group, LLC.

     10.13(7) Loan Agreement, dated as of June 18, 1997, between Angeles Metal Trim Co., Consolidated
                                Capital of North America, Inc. and Stone Pine
                                Financial Group, LLC.

     10.14(7)                   Promissory Note, dated June 18, 1997, of
                                Angeles Metal Trim Co., in the principal amount of $110,210, payable to Stone Pine
                                Financial Group, LLC.

     10.15(7) Employment Agreement, dated April 10, 1997, between Angeles Metal Trim Co. and Ronald F.
                                Martin.

     10.16(4)                   Loan Agreement and Term Note, dated as of August
                                21, 1997, between Consolidated Capital of North
                                America, Inc. and Stone Pine Financial Group,
                                LLC.

     10.17(4)                   Amendment to Term Note, dated August 21, 1997.

     10.18(4) Promissory Note, dated as of July 8, 1997, between ERB Acquisition Group, LLC and
                                Consolidated Capital of North America, Inc.

     10.19(4)                   Amendment to Promissory Note, dated July 8, 1997.

     10.20(4)                   Consolidated Capital of North America, Inc. 1997
                                Stock Incentive Plan.

     10.21(4)                   Form of Incentive Stock Option Agreement for
                                Grants to Employees.

     10.22(4)                   Form of Non-Qualified Stock Option Agreement for
                                Grants to Employees.

     10.23(4)                   Form of Non-Qualified Stock Option Agreement for
                                Grants to Non-Employees.

     10.24(8)                   Asset Purchase Agreement, dated as of
                                December 1, 1997, between the Company and
                                Capitol Metals Co., Inc. (Exhibits and
                                Schedules omitted).

     10.25(8) First Amendment to Asset Purchase Agreement, dated as of January 8, 1998, among Binhad, Inc.
                                (formerly known as Capitol Metals Co., Inc.), the Company and Angeles Acquisition Corp.

     10.26(8)                   Assignment and Bill of Sale, dated January 9,
                                1998, from Binhad, Inc. (formerly known as
                                Capitol Metals Co., Inc.) to Angeles Acquisition
                                Corp.

     10.27(8)                   Secured Promissory Note, dated January 12,
                                1998, in the principal amount of $1,200,000, from the Company and Angeles Acquisition
                                Corp., to Binhad, Inc.
                                (formerly known as Capitol Metals, Inc.).

     10.28(8) Secured Promissory Note, dated January 12, 1998, in the principal amount of $300,000, from the Company and Angeles Acquisition Corp., to
                                Binhad, Inc. (formerly known as Capitol Metals
                                Co., Inc.).

     10.29(8) Security Agreement, dated January 8, 1998, between Binhad, Inc. (formerly known as Capitol
                                Metals Co., Inc.) and Angeles Acquisition Corp.

     10.30(8)                   Registration Agreement, dated as of January 6,
                                1998, between Binhad, Inc. (formerly known as
                                Capitol Metals Co., Inc.) and the Company.

     10.31(8) Assignment and Assumption Agreement, dated as of January 8, 1998, among the Company, Binhad, Inc.
                                (formerly known as Capitol Metals Co., Inc.) and
                                Angeles Acquisition Corp.

     10.32(8)                   Note Secured by Collateral Security
                                Agreement, dated January 12, 1998, by and between the Company and Angeles Acquisition
                                Corp., and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family Trust.

     10.33(8)                   Collateral Security Agreement, dated January 12,
                                1998, by and between Angeles Acquisition Corp.
                                and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family Trust.

     10.34 Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Advisors,
                                LLC.

     10.35 Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Advisors, LLC.

     10.36 Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Capital, LLC.

     10.37 Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Capital, LLC.

     10.38 Loan Agreement, dated as of December 31, 1997, between the Company and Paul Bagley.

     10.39 Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Paul Bagley.

     10.40 Agreement, dated as of December 31, 1997, between the Company and Stone Pine Financial
                                Group, LLC relating to the issuance of
                                Series A Preferred Shares.

     10.41 Agreement, dated as of December 31, 1997, between the Company and ERB Acquisition
                                Group, LLC relating to the issuance of
                                Series A Preferred Shares.

     10.42 Agreement, dated as of December 31, 1997, between the Company and Stone Pine Colorado,
                                LLC relating to the issuance of Series B
                                Preferred Shares.

     10.43 Agreement, dated as of December 31, 1997, between the Company and Stone Pine Atlantic,
                                LLC relating to the issuance of Series B
                                Preferred Shares.

     10.44 Convertible Note, dated as of January 9, 1998, in the principal amount of $1,750,000 from the Company to Paul Bagley.

     10.45 Convertible Note, dated as of March 3, 1998, in the principal amount of $250,000 from the Company to Stone Pine Atlantic, LLC.

     10.46(3) Offshore Securities Subscription Agreement for 6% Convertible Preferred Shares - Series
                                C, dated March 6, 1998 (Exhibits and
                                Schedules omitted).

     10.47 Loan Agreement, dated January 9, 1998, by and between Congress Financial Corporation
                                (Western), Angeles Metal Trim Co. and Angeles
                                Acquisition Corp.

     10.48 Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,943,000, from Angeles Metal Trim Co. to Congress
                                Financial Corporation (Western).

     10.49 Secured Promissory Note, dated January 9, 1998, in the original principal amount of $200,000 from Angeles Acquisition Corp. to Congress
                                Financial Corporation (Western).

     10.50 Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,500,000 from Angeles Acquisition Corp. to Congress
                                Financial Corporation (Western).

     10.51                      Guarantee, dated January 9, 1998 executed by the
                                Company Angeles Metal Trim Co. and California
                                Building Systems, Inc. in favor of Congress
                                Financial Corporation (Western) with respect to Angeles Acquisition Corp. notes.

     10.52                      Guarantee, dated January 9, 1998 executed by the
                                Company Angeles Acquisition Corp. and California
                                Building Systems, Inc. in favor of Congress
                                Financial Corporation (Western) with respect to Angeles Metal Trim Co. notes.

     10.53 Lease Agreement, dated January 12, 1998, by and between Danat Investment Company and the Company
                                (Re: property at 20000 South Western Avenue,
                                Torrance, California).

     10.54                      Subordination, Nondisturbance and Attornment
                                Agreement, dated January 12, 1998, by and among the Company, Angeles Acquisition Corp., Danat
                                Investment Company and Aid Association for
                                Lutherans.

     10.55 Mortgage Agreement, dated January 12, 1998, executed by Aid Association for Lutherans in favor of Congress Financial Corporation
                                (Western) with respect to premises at 20000 S.
                                Western Avenue, Torrance, California (Exhibits omitted).

     10.56 Agreement, dated as of March 3, 1998, by and between RDB Capital Advisors, LLC, Richard D.
                                Bailey, Stone Pine Investment Banking, LLC and the Company.

     16.1(9)                    Letter from Kish Leake & Associates, P.C., dated
                                February 5, 1997, regarding change of certifying accountant.

     16.2(10)                   Letter from Grant Thornton LLP, dated January
                                28, 1998, regarding change of certifying accountant.

     21.                        Subsidiaries of the Company.


     27.1                       Financial Data Schedule.

-------------

(1) Incorporated by reference from the Company's Report on Form 8-K, dated January 23, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(3) Incorporated by reference from the Company's Report on Form 8-K, dated March 18, 1998.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1997.

(8) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 29, 1998.

(9) Incorporated by reference from the Company's Report on Form 8-K filed on February 7, 1997.

(10) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 30, 1998.


(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K on January 27, 1998, as amended on January 29, 1998 and March 27, 1998, to report the acquisition of substantially all of the assets of Capitol Metals Co., Inc., a privately held steel processing and service center located in Torrance, California.

The Company filed a Current Report on Form 8-K on January 28, 1998, as amended on January 29, 1998, to report a change in certifying accountants.

The Company filed a Current Report on Form 8-K on March 3, 1998 to report a change in executive officers and the sales of equity securities pursuant to Regulation S.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigning, thereunto duly authorized.

                                       CONSOLIDATED CAPITAL OF NORTH
                                       AMERICA, INC.

Date:  March 31, 1998             By:  /s/ Paul Bagley
                                       -----------------------------
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                                  DATE
              ---------                                    -----                                  ----
/s/ Paul Bagley                         Chairman and Chief Executive Officer                 March 31, 1998
------------------------------          (Principal Executive Officer)
Paul Bagley

/s/ Carl Casareto                       Chief Financial Officer                              March 31, 1998
------------------------------          (Principal Financial and Accounting
Carl Casareto                           Officer)

/s/ Donald R. Jackson                   Director                                             March 31, 1998
------------------------------
Donald R. Jackson

/s/ Richard D. Bailey                   Director                                             March 31, 1998
------------------------------
Richard D. Bailey

/s/ L. Wayne Harber                     Director                                             March 31, 1998
------------------------------
L. Wayne Harber

/s/ John D. McKey, Jr.                  Director                                             March 31, 1998
------------------------------
John D. McKey Jr.

/s/ Thompson H. Rogers                  Director                                             March 31, 1998
------------------------------
Thompson H. Rogers

/s/ Christian W. Wolf                   Director                                             March 31, 1998
------------------------------
Christian W. Wolf

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page

Report of Independent Public Accountants...............................   F-2

Report of Independent Certified Public Accountants.....................   F-3

Consolidated Balance Sheets at December 31, 1997 and 1996..............   F-4

Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996...........................................   F-6

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1997 and 1996.....................................   F-7

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 and 1996...........................................   F-8

Notes to Consolidated Financial Statements for the Years Ended
  December 31, 1997 and 1996...........................................   F-10

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consolidated Capital of North America, Inc.:

We have audited the accompanying consolidated balance sheet of Consolidated Capital of North America, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital of North America, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for year then ended in conformity with generally accepted accounting principles.



                                               /s/ Arthur Andersen LLP


Los Angeles, California
March 27, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Consolidated Capital of North America, Inc.

We have audited the accompanying balance sheet of Consolidated Capital of North America, Inc. (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Capital of North America, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                  /s/ Grant Thornton LLP


Los Angeles, California
March 21, 1997

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

ASSETS                                                         1997                 1996
                                                               ----                 ----
Current assets
     Cash                                                   $   14,304             $ 26,937
     Accounts receivable less allowance
       for doubtful accounts of $138,003
       at December 31, 1997                                  1,587,035                   --
     Inventories                                             1,193,208                   --
     Prepaid expenses and other                                 32,879                   --
     Notes receivable                                               --               32,125
     Investment in joint venture held for sale                      --               52,000
     Equipment held for sale                                        --                2,500
     Marketable securities held for sale                            --               44,500
                                                            ----------             --------

         Total current assets                                2,827,426              158,062

Property and equipment, net of
     accumulated depreciation of
     $216,004 at December 31, 1997                           2,053,215                   --

Goodwill, net of accumulated amortization
     of $225,995 at December 31, 1997                        2,133,013                   --

Other assets                                                   692,629                   --
                                                            ----------             --------

         Total assets                                       $7,706,283             $158,062
                                                            ==========             ========

        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                     CONSOLIDATED BALANCE SHEETS - Continued
                           December 31, 1997 and 1996

LIABILITIES AND STOCKHOLDERS' EQUITY                               1997                1996
                                                                   ----                ----
Current liabilities
     Accounts payable                                          $3,872,397            $ 24,632
     Accrued liabilities                                          290,618              36,000
     Current portion of long-term debt                            320,738                  --
     Notes payable to affiliates                                  225,000                  --
     Other                                                         61,545              20,000
                                                               ----------            --------
         Total current liabilities                              4,770,298              80,632
                                                               ----------            --------
Long-term debt, less current portion                            2,928,133                  --
                                                               ----------            --------
Stockholders' equity
     Series A preferred shares, par value of
       $.01 per share, liquidation value of
       $1.00 per share: Authorized 1,000,000
       shares, 744,000 shares issued and
       outstanding                                                744,000                  --
     Series B preferred shares, par value of
       $.01 per share, liquidation value of
       $1.00 per share:  Authorized 1,000,000
       shares, 449,000 shares issued and
       outstanding                                                449,000                  --
     Common Shares, par value $.0001 per share:
       Authorized 50,000,000 shares, 15,992,121 and
       1,570,541 shares outstanding at December
       31, 1997 and 1996, respectively                              1,599                 157
     Additional paid-in-capital                                 2,070,313             855,756
     Accumulated deficit                                       (3,257,060)           (778,483)
                                                               ----------            --------
         Total stockholders' equity                                 7,852              77,430
                                                               ----------            --------
         Total liabilities and stockholders' equity            $7,706,283            $158,062
                                                               ==========            ========



        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1997 and 1996

                                                        1997             1996
                                                        ----             ----
Net sales                                            $ 16,989,478      $     --
Cost of goods sold                                     14,021,110            --
                                                     ------------      -----------
         Gross profit                                   2,968,368            --
                                                     ------------      -----------

Operating expenses
     Selling expenses                                   1,012,504            --
     General and administrative expenses                1,513,959           50,623
     Payroll and related benefits                       2,061,144           40,487
     Depreciation and amortization                        441,999            --
                                                     ------------      -----------
         Total expenses                                 5,029,606           91,110
                                                     ------------      -----------

         Loss from operations                          (2,061,238)         (91,110)
                                                     ------------      -----------

Other income and (expense)
     Interest income                                         --             17,269
     Other income                                         165,374             --
     Interest expense                                    (582,713)          (3,671)
     Income (loss) from operations of affiliates
       held for sale                                         --             (9,898)
     Write-down of assets held for sale                      --           (213,672)
     Settlement of stock options                             --            (11,400)
                                                     ------------      -----------
                                                         (417,339)        (221,372)
                                                     ------------      -----------

         Net loss                                    $ (2,478,577)     $  (312,482)
                                                     ============      ===========

         Basic loss per share                        $       (.17)     $      (.20)
                                                     ============      ===========

         Weighted average number of basic
           common shares outstanding                   14,980,423        1,532,129
                                                     ============      ===========


        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the Years Ended December 31, 1997 and 1996

                                             Number of Shares
                                         Common        Preferred      Common         Preferred Stock
                                         Shares         Shares        Shares      Series A      Series B
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 1996             1,529,541            -         $  153      $      -      $      -

Issuance of common shares:
   Legal services                         12,500            -              1             -             -
   Cancellation of stock options          28,500            -              3             -             -

Net loss                                       -            -              -             -             -
                                     ----------------------------------------------------------------------

Balance at December 31, 1996           1,570,541            -            157             -             -

Sale of common shares through a
  private placement, net of expenses   5,496,911            -            550             -             -

Merger with Angeles Acquisition
  Corp.                                8,638,003            -            864             -             -

Issuance of common shares
  for loan fees                          286,666             -            28             -             -

Issuance of preferred shares in
  exchange for debt and services:
     Series A                                  -      744,000              -       744,000             -
     Series B                                  -      449,000              -             -       449,000

Net loss                                       -            -              -             -             -
                                      ---------------------------------------------------------------------

Balance at December 31, 1997          15,992,121    1,193,000         $1,599      $744,000      $449,000
                                      =====================================================================

                                      Additional
                                       Paid-in        Accumulated
                                       Capital           Deficit         Total
--------------------------------------------------------------------------------
Balance at January 1, 1996            $  832,075      $ (466,001)     $  366,227

Issuance of common shares:
   Legal services                         12,284               -          12,285
   Cancellation of stock options          11,397               -          11,400

Net loss                                       -        (312,482)       (312,482)
                                      ------------------------------------------

Balance at December 31, 1996             855,756        (778,483)         77,430

Sale of common shares through a
  private placement, net of expenses     966,351               -         966,901

Merger with Angeles Acquisition
  Corp.                                        -               -             864

Issuance of common shares
  for loan fees                          248,206               -         248,234
Issuance of preferred shares in
  exchange for debt and services:
     Series A                                  -               -         744,000
     Series B                                  -               -         449,000

Net loss                                       -       (2,478,577)    (2,478,577)
                                      ------------------------------------------

Balance at December 31, 1997          $2,070,313      $(3,257,060)    $    7,852
                                      ==========================================


        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1997 and 1996

                                                                                          1997                         1996
                                                                                          ----                         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(2,478,577)                  $(312,482)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Amortization and depreciation                                                    441,999                          --
         Provision for doubtful accounts                                                   45,017                          --
         Gain on sale of assets                                                            (1,000)                         --
         Stock options settled for stock                                                       --                      11,400
         Management fees paid in preferred stock                                          168,000                          --
         Write-down of assets held for sale                                                    --                     213,757
         Common shares issued for loan fees and interest                                  223,234                          --
         Legal services paid in stock                                                          --                      12,285
         Change in assets and liabilities net of effects
           from the business acquisition:
              Accounts receivable, net                                                    853,904                          --
              Inventories                                                                 780,931                          --
              Prepaid expenses and other assets                                          (599,564)                         --
              Accounts payable and accrued liabilities                                    559,648                       7,246
              Other liabilities                                                            41,545                          --
                                                                                       ----------                     -------
                Net cash provided by (used in) operating
                  activities                                                               35,137                     (67,794)
                                                                                       ----------                     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in business acquisition                                                   (966,901)                         --
     Purchase of property and equipment                                                  (117,667)                         --
     Proceeds from sale of assets held for sale                                            70,000                          --
     Purchase of marketable securities                                                         --                      (7,000)
     Deposit received in connection with acquisition                                           --                      20,000
     Proceeds from the sale of equipment                                                       --                       4,200
     Distribution from investment in affiliates held for sale                                  --                      84,588
                                                                                       ----------                     -------
                Net cash (used in) provided by investing activities                    (1,014,568)                    101,788
                                                                                       ----------                     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in note payable                                                                  --                     (12,524)
     Proceeds from long-term borrowings                                                   720,000                          --
     Principal payments on long-term debt                                              (1,462,807)                         --
     Proceeds from notes payable to affiliates                                          1,000,000                          --
     Principal payment on note payable to former officer                                 (285,000)                         --
     Proceeds from issuance of common shares,
       net of related costs                                                               966,901                          --
                                                                                       ----------                     -------
                Net cash provided by (used in) financing activities                       939,094                     (12,524)
                                                                                       ==========                     =======


        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 For the Years Ended December 31, 1997 and 1996

                                                                        1997                    1996
                                                                        ----                    ----
CASH FROM ACQUIRED ENTITY                                         $        27,704          $          --
                                                                  ---------------          -------------

NET (DECREASE) INCREASE IN CASH                                           (12,633)                21,470

CASH AT BEGINNING OF YEAR                                                  26,937                  5,467
                                                                  ---------------          -------------
CASH AT END OF YEAR                                               $        14,304          $      26,937
                                                                  ===============          =============
SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION:
       Cash paid for interest                                     $       338,065          $          --
                                                                  ===============          =============
       Cash paid for income taxes                                 $          --            $          --
                                                                  ===============          =============
     NONCASH FINANCING ACTIVITIES:
       Preferred shares issued for retirement of debt             $     1,193,000          $          --
                                                                  ===============          =============

BUSINESS ACQUISITION:
     Assets acquired, including cash of $27,704                   $     9,067,178          $          --
     Liabilities assumed                                               (8,099,413)                    --
     Common shares issued                                                    (864)                    --
                                                                  ---------------          -------------
       Cash used in business acquisition                          $       966,901          $          --
                                                                  ===============          =============

        The accompanying notes are an integral part of these statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE A - BUSINESS AND INVESTMENT RISK

Consolidated Capital of North America, Inc., a Colorado corporation (the "Company"), was organized in 1987. During 1997, the Company sold all of its real estate investments. With the 1997 acquisition of Angeles Metal Trim Co. ("Angeles") and the 1998 acquisition of substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses.

As of December 31, 1997, the Company had a working capital deficit of $1,942,872 and a net loss of $2,478,577 for the year ended December 31, 1997. In January 1998, the Company acquired substantially all of the assets of Old Capitol, which had filed for protection under Chapter 11 of the Bankruptcy Code (see note K). The ability of the Company to successfully carry out its business plan is dependent upon its ability to obtain sufficient additional capital and to generate significant revenues through its existing assets, including the Capitol assets.

The Company plans to raise additional working capital through private offerings of debt and equity (see note K). There is no assurance that the Company will have sufficient funds to execute its business plan or generate positive operating results. Management believes that funds on hand and raised in placements subsequent to year end will be sufficient to fund its operating needs through at least December 31, 1998.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows:

1.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Angeles Acquisition Corp. ("Angeles Acquisition") and Angeles and its wholly-owned subsidiary, California Building Systems, Inc. All significant intercompany accounts and transactions have been eliminated.

2.  Inventories

Inventories are stated at the lower of standard cost (which approximates first-in, first-out basis) or market.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


3.  Depreciation and Amortization

Depreciation and amortization are provided using principally the straight-line method over estimated useful lives of five to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

4.  Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, and is being amortized over ten years on a straight line basis. The Company periodically evaluates the carrying value and the remaining useful life of its goodwill, and will adjust the carrying value and related amortization period, if appropriate.

5.  Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes".

6.  Use of Estimates

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

7.  Concentrations of Risk

The Company purchases its raw materials from a few vendors which potentially subjects the Company to a concentration of supplier risk. Although its purchases of raw materials are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers, however, could cause delays in manufacturing and shipping and a possible loss of sales, which could adversely affect operating results.

The majority of the Company's sales are to customers in the commercial construction market. An adverse change in the financial condition of the market could cause a loss of sales, which could adversely affect operating results.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


8.  Investments

The Company accounts for its interest in investments for which it has less than a 50% interest and in majority owned subsidiaries where control is expected to be temporary under the equity method. Under this method, the Company's proportionate share of the equity investments' income or loss either increases or decreases the Company's investment. At December 31, 1996, the Company reduced its investment to net realizable value. In January 1997, the Company sold its 53% interest in the Northcrest Joint Venture. In April 1997, the Company sold its majority interest in Bear Star.

9.  Marketable Securities Held for Sale

Investments in equity securities are classified as trading. Trading securities are measured at fair value, with net unrealized holding gains and losses reported in operations.

10. Basic Loss Per Share

The Financial Accounting Standards Board recently issued SFAS No. 128 "Earnings Per Share", effective for years ending after December 15, 1997. Basic loss per share in the accompanying financial statements is calculated in accordance with SFAS No. 128. Loss per share for 1996, calculated in accordance with SFAS No. 128, did not change from the amount previously reported. SFAS No. 128 requires basic earnings per share be calculated based on weighted average shares outstanding for the period without giving effect to outstanding common stock equivalents, while diluted earnings per share considers the effect of common stock equivalents on weighted average shares outstanding. Diluted earnings per share of common stock is the same as basic earnings per share as the Company reported a loss for 1997 and 1996.

11. Financial Instruments

The carrying amounts of the Company's accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1997 and 1996, because of their relatively short maturity.

12. New Financial Accounting Pronouncements

SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standards in 1998. The effects of these new standards have not yet been determined.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE C - INVENTORIES

Inventories at December 31, 1997 consist of the following:

           Raw materials                       $   202,522
           Work-in-process                         185,225
           Finished goods                          805,461
                                               -----------
                                               $ 1,193,208
                                               ===========

NOTE D - RELATED PARTY TRANSACTIONS

In 1997, the Company borrowed approximately $1,000,000 from various affiliated entities. Interest and loan fees to these entities for 1997 amounted to $298,382, of which $248,234 was paid by issuing 286,666 shares of the Company's Common Stock. The fair value of the stock was determined by the Board of Directors of the Company. The balance of $50,148 was paid or accrued in 1997. On December 31, 1997, the Company issued to these entities 744,000 shares of its Series A Preferred Shares and 449,000 shares of its Series B Preferred Shares in exchange for the retirement of $1,025,000 of these loans and payment of $168,000 in management fees.

Notes payable to affiliates include three notes in the amount of $75,000 each, which bear interest at the rate of 12% per annum and were due March 31, 1998. These loans were repaid subsequent to year end.

During 1997, the Company entered into a five-year agreement with an affiliated entity to provide administrative, accounting, investment banking and investor relations services as defined in the agreement. Fees for these services were $192,500 for the year ended December 31, 1997. The Company issued 168,000 shares of preferred stock valued at $168,000 and the remaining portion was paid in cash.

NOTE E - MARKETABLE SECURITIES

During December 1993, the Company acquired 12,500 units in Gold Capital Corporation ("GCC") in a private offering of securities at a per unit cost of $2.00 with each unit consisting of two common shares and one warrant to purchase common shares at $1.00. In 1994, the Company exercised its warrants and held a total of 37,500 shares. During January 1997, the Company exchanged all of its GCC securities in exchange for the cancellation of the stock options (see note F.3).

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE F - STOCKHOLDERS' EQUITY

1.  Preferred Stock

As of December 31, 1997, the Company had two classes of Preferred Shares: Series A and Series B. Both the Series A and B Shares (i) have 1,000,000 authorized shares, (ii) are entitled to a cumulative $0.12 per annum dividend, and (iii) a liquidation preference of $1.00 per share, plus any accumulated but unpaid dividends. The dividends are payable quarterly, in cash or at the option of the Company, in Common Shares. The Series A Shares have a priority in liquidation over the Series B Shares.

The Company has the right to redeem both the Series A and B Shares at any time for an amount equal to their liquidation preference amount. In addition, both the Series A and B Shares are convertible, at the option of the holders, into Common Shares, on a share for share basis. Both the Series A and B Shares are nonvoting.

2.  Common Stock

On January 21, 1997, Consolidated Land & Cattle Company (an inactive subsidiary of the Company) merged with Angeles Acquisition Corp. Angeles Acquisition Corp. survived the merger and is a wholly owned subsidiary of the Company (see note
G). In January 1997, the Company issued 8,638,003 Common Shares to the sole stockholder of Angeles Acquisition Corp. at the stockholder's basis in the entity.

In January 1997, the Company sold 5,496,911 Common Shares in a private transaction for an aggregate purchase price of $1,000,000.

3. Stock Options

The Company had an aggregate of 140,000 Common Shares reserved for issuance under a Compensatory Benefit Plan. The purpose of this plan was to compensate officers, directors, consultants and advisors for services rendered to the Company through the issuance of Common Shares. No shares were issued under the Compensatory Benefit Plan in 1997 and 1996.

The Company had 5,000,000 Common Shares reserved for future issuance under an Incentive Stock Option Plan (the "Old Plan"). During 1994, the Company granted 520,000 options to employees and

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996

officers/directors at $.55 per share. In September 1994, 54,546 stock options were exercised. In 1996, 10,000 options were settled through the issuance of 8,500 Common Shares with a fair value of $3,400. In January 1997, the remaining 455,454 options were canceled in exchange for approximately $45,000 of marketable securities which were held by the Company.

In 1994, the Company reserved 750,000 Common Shares for future issuance under a nonqualified stock option plan the (the "1994 Plan"). In 1995, options to acquire a total of 25,000 Common Shares at an exercise price of $.50 were issued. As of December 31, 1996, the stock options to exercise 25,000 shares were settled through the issuance of 20,000 Common Shares with a fair value of $8,000.

During 1997, the Compensatory Benefit Plan, the Old Plan and the 1994 Plan were terminated and any future amounts will be granted under the 1997 Stock Incentive Plan.

At the annual Meeting of the Shareholders of the Company, held on October 8, 1997, the Shareholders adopted the Company's 1997 Stock Incentive Plan (the "1997 Plan"). Under the terms of the 1997 Plan, the Company may grant employees or consultants and advisors for services rendered to the Company, stock options, stock appreciation rights or stock awards. The Company has reserved 3,000,000 Common Shares for issuance pursuant to the 1997 Plan. The exercise price of all options shall not be less than the fair market value of the Common Shares on the date of grant. As of December 31, 1997, options to acquire an aggregate of 500,000 Common Shares were outstanding under the 1997 Plan during 1997. As of December 31, 1997, no stock appreciation rights had been granted and there had been no stock awards under the 1997 Plan. The 1997 Plan expires on August 22, 2007.

The following represents stock option activity for the 1997 Plan for the year ended December 31, 1997:

                                                          Weighted Average
                                         Number                Exercise                Exercise
                                        of Shares          Price per Share          Price per Share
                                        ---------          ---------------          ---------------
Outstanding at December 31, 1996              --               $    --                  $    --
Granted                                  500,000                  2.00                     2.00
Exercised                                     --                    --                       --
Canceled                                      --                    --                       --
                                         -------               -------                  -------
Outstanding at December 31, 1997         500,000               $  2.00                  $  2.00
                                         =======               =======                  =======

At December 31, 1997 none of the options granted have vested.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plan and, accordingly, does not recognize compensation expense for options issued to employees. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and basic loss per share would have been reduced to the pro forma amounts indicated in the table below:

                                                   1997
                                                   ----
     Net loss attributable to common
       stockholders - as reported              $(2,478,577)
     Net loss attributed to common
       stockholders - pro forma                $(2,548,577)
     Basic loss per share - as reported        $      (.17)
     Basic loss per share pro forma            $      (.17)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to December 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

     Expected dividend                                   0%
     Expected stock price volatility                   142%
     Risk free interest rate                             6%
     Expected life of option                             5 years


NOTE G - ANGELES METAL TRIM CO.

On January 21, 1997, Consolidated Land & Cattle Company (an inactive subsidiary of the Company) merged with Angeles Acquisition Corp. (a privately held company). Angeles Acquisition Corp. survived the merger and is a wholly owned subsidiary of the Company. As part of the merger, the Company issued 8,638,003 Common Shares to the sole shareholder of Angeles Acquisition Corp. The shares were recorded at the stockholder's basis in the entity. Concurrent with the merger, the Company sold 5,496,911 Common Shares in a private transaction, for an aggregate purchase price of $1,000,000. Prior to the merger, Angeles Acquisition Corp. acquired Angeles for approximately $4,300,000, including fees and expenses. Angeles incurred indebtedness of approximately $4,300,000, which was

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


used in connection with this acquisition. A portion of the proceeds from the indebtedness was used to repay the outstanding balance of $900,000 under Angeles' line of credit. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price resulted in an excess purchase price over fair value of net assets acquired of $2,384,904. This amount represents goodwill and is being amortized over 10 years. The results of operations for Angeles are included in the statement of operations from the date of acquisition.

The pro forma effect on the statement of operations for the years ended December 31, 1997 and 1996 assuming this acquisition had occurred on January 1, 1996, would have been as follows:

                                1997                         1996
                                ----                         ----
   Revenues                 $ 17,935,393                 $20,879,891
   Net loss                 $ (2,478,577)                $(2,351,665)

These pro forma results have been prepared for comparative purposes and are not meant to be indicative of the results had the acquisition occurred on the date indicated, or which may result in the future.


NOTE H - NOTES PAYABLE

On January 15, 1997, the Company entered into a credit facility with a lender and borrowed approximately $2,800,000. This credit facility was due on December 15, 1998 and bore interest at a rate of 2% per annum over the lender's LIBOR-Rate. The balance outstanding at December 31, 1997 was approximately $2,116,000. Interest expense was approximately $203,000 in 1997.

On January 17, 1997, the Company also borrowed $1,400,000 from a financial institution at an interest rate of 9.78%, payable in forty-eight installments, with the final payment due on February 17, 2001. The balance outstanding at December 31, 1997 was approximately $1,132,000. Interest expense was approximately $115,000 in 1997.

On January 12, 1998, both of the above discussed loans were repaid in connection with the establishment of a new financing facility with Congress Financial Corporation (Western) ("Congress Financial"). The new facility consists of $3,443,000 in term loans, payable $57,384 per month, through January 2003, and revolving lines of credit as determined as a percentage of eligible accounts receivable and eligible inventories expiring January 2000, less certain reserves as defined in the new agreement. The maximum borrowings permitted under the new credit facility is $20,000,000, as defined in the agreement. Interest is payable monthly at the bank's prime rate plus 0.75% per annum (9.25% at December 31, 1997). All the advances under the new facility are collateralized by all of the

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


assets of Angeles and Angeles Acquisition (Capitol) and are also guaranteed by the Company and California Building Systems, Inc., a subsidiary of Angeles.

The new financing facility contains a number of financial and other non-financial covenants for both Angeles and Capitol. Angeles and Capitol are in compliance with these new covenants.


NOTE I - INCOME TAXES

Deferred taxes are determined based on the estimated future tax effects of difference between the financial statements and the basis of assets and liabilities under the provisions of the enacted tax laws.

The tax effects of temporary differences that give rise to net deferred taxes at December 31, 1997 and 1996 are as follows:

Deferred tax assets:                                        1997             1996
                                                            ----             ----
  Allowance for bad debts                              $    55,201       $        --
  Reserve for inventory                                     40,000                --
  Net operating loss carryfoward                         1,664,954           240,000
  Inventory capitalization                                  56,497                --
  Depreciation and amortization                             62,794                --
  Provision for write-down of assets                            --            85,000
  Others                                                    15,200                --
                                                       -----------       -----------
              Total deferred tax assets                  1,894,646           325,000

Valuation allowance for deferred tax assets             (1,894,646)         (325,000)
                                                       -----------       -----------
              Net deferred tax asset                   $        --       $        --
                                                       ===========       ===========

A valuation allowance was established because of the uncertainty that the deferred tax asset will be realized.

At December 31, 1997 the Company had net operating loss carryforwards of approximately $4,400,000 and $2,200,000 for Federal and State income tax purposes and expire through 2012. Due to the additional common stock issued in 1997 and a change in ownership, pursuant to Section 382 of the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards may be subject to limitation.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


NOTE J - COMMITMENTS

1. Leases

The Company leases its plant facilities under various operating lease agreements. A majority of the plant facilities were leased from a former owner of Angeles under three year lease agreements.

Total rent expense under operating lease agreements for the years ended December 31, 1997 and 1996, (net of sublease rental income of $19,512 and $21,071, respectively) was $328,932 and $289,774, respectively. In addition to the lease payments, the Company is responsible for property taxes.

The following is a schedule of approximate future minimum lease payments under operating leases for facilities and equipment that have initial or remaining noncancelable lease terms in excess of one year:

                Year Ending
                December 31,
                ------------
                    1998                          $ 281,000
                    1999                            262,500
                    2000                              8,500
                                                  ---------
                                                  $ 552,000
                                                  =========

Subsequent to December 31, 1997 (see note K), in connection with the acquisition of substantially all of Old Capitol's assets, the Company assumed additional future minimum lease payments due under a facilities lease of $900,000 per year through December 31, 2000.

2. Employment Contract

During 1997, the Company has a one-year employment contract with the President of one of its subsidiaries. The contract provides for annual compensation of $84,000 plus bonuses and the issuance of 500,000 stock options.


NOTE K - SUBSEQUENT EVENTS

1.  Acquisition

On January 12, 1998, the Company through its wholly-owned subsidiary, Angeles Acquisition purchased substantially all of the assets of Old Capitol, a steel processing and service center.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code on October 7, 1997. On November 26, 1997, the Bankruptcy Court entered an order establishing the procedures for the sale of substantially all of Old Capitol's assets pursuant to the Asset Purchase Agreement dated December 1, 1997 between Old Capitol and the Company.

The transaction was accounted for using the purchase method of accounting and the total consideration was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes (bearing interest at 9% due in installments through 1999), $300,000 of the Company's Common Shares (269,349 Common Shares), the assumption of an outstanding note and interest of $626,000, the repayment of $4,764,000 of Old Capitol's then existing senior debt and the assumption of approximately $574,000 of cost and expenses associated with the acquisition. Following the January 1998 acquisition, Angeles Acquisition changed its name to Capitol Metals Co. ("Capitol").

The following related unaudited pro forma statement of operations gives effect to such transactions as if they had occurred on January 1, 1997:

                                                          Year Ended
                                                       December 31, 1997
                                                       -----------------
          Revenues                                        $ 37,475,321
          Loss from operations                            $ (5,327,729)
          Net Loss                                        $ (6,435,407)
          Basic loss per share                            $       (.38)
          Weighted average number of
              common shares outstanding                     16,749,772

These pro forma results have been prepared for comparative purposes and are not meant to be indicative of the results had the acquisition occurred on the date indicated, or which may result in the future.

2.  Sale of Series C Preferred Shares

During March 1998, the Company sold 200 shares of its newly authorized Series C Preferred Shares at $10,000 per share for a total consideration of $2,000,000. In connection with the purchase of the Preferred Shares, the Company issued warrants to purchase up to 250,000 Common Shares at $2.38 per share. The warrants can be exercised any time until March 6, 2000. In addition, the Company paid $120,000 to a company owned by a director of the Company, for services rendered in connection with arranging for the Series C funding.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


The Series C Preferred Shares have a stated value of $10,000 per share and a 6% annual dividend rate payable quarterly in cash, or at the option of the Company in Common Shares. The Series C Preferred Shares have a liquidation preference of $10,000 per share, plus any accumulated but unpaid dividends. The Series A Preferred Shares and the Series C Preferred Shares rank pari passu in liquidation and the Series B Preferred Shares rank junior to the Series A Preferred Shares and the Series C Preferred Shares in liquidation. The Series C Preferred Shares are convertible, at the option of the holders of such shares, commencing April 20, 1998, at the conversion price per Series C Preferred Share equal to $10,000 divided by the lesser of (x) $1.75 or (y) 75% of the arithmetic average of the closing bid prices of the Common Shares for each of the five trading days prior to the exercise date of any such conversion. The Series C Preferred Shares have a mandatory redemption feature on March 10, 2001 at a redemption price of $10,000 per share, plus all accumulated and unpaid dividends. In addition, the Series C Preferred Shares are nonvoting.

3. Consulting Arrangement

In March 1998, the Company entered into a consulting arrangement with a director of the Company. This individual will receive approximately $40,000 and 150,000 Common Shares as compensation for these services and may receive up to 200,000 additional Common Shares.

4.  Related Party Transactions

During January 1998, in connection with the acquisition of Capitol and the transactions with Congress Financial, a related party loaned an additional $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Note") in the amount of $1,750,000, with a 12% annual interest rate payable monthly in arrears. The Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the loan from Congress Financial. The Note is convertible into 1,750,000 Common Shares. As additional consideration for the loan, the Company issued 1,500,000 Common Shares to the individual.

During March 1998, an affiliate loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Promissory Note") in the aggregate amount of $250,000, with a 12% annual interest rate payable monthly in arrears. The Promissory Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the loan from Congress Financial. The Promissory Note is convertible into 250,000 Common Shares. As additional consideration for the loan, the Company issued 214,286 Common Shares to the affiliate.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                           December 31, 1997 and 1996


5.  Issuance of Warrants

In March 1998, the Company issued warrants to purchase 2,000,000 Common Shares (1,000,000 exercisable at $1.00 per share and the remaining 1,000,000 at $.75 per share, expiring March 2001 and March 2000, respectively). The warrants were issued in exchange for $385,000 of cash paid by a related party.

6.  Issuance of Stock Options

In January 1998, two officers of the Company were granted a total of 400,000 stock options to purchase Common Shares with an exercise price of $1.22 per share. These stock options vest at various dates through 2001.

In March 1998, the Company issued to officers, employees and employees of affiliated entities stock options to purchase 625,000 Common Shares at $2.08 per share. These stock options vest over a four year period commencing on March 10, 1999.

                                 EXHIBIT INDEX

         Exhibit No.                              Description
         -----------                              -----------
          2.1(1)         Stock Purchase Agreement, dated as of January 15, 1997, between
                         Angeles Acquisition Corp., Angeles Metal Trim Co., California
                         Building Systems, Inc., and the shareholders of Angeles Metal Trim
                         Co. and D. Kingston Cable (Exhibits and Schedules omitted).

          2.2(1)         Agreement and Plan of Merger, dated January 16, 1997, between the
                         Company, Consolidated Land & Cattle Company, Raymond E. McElhaney,
                         Bill M. Conrad, Ronald R. McGinnis, Angeles Acquisition Corp. and
                         Stone Pine Colorado, LLC (Exhibits and Schedules omitted).

          3.1(2)         Articles of Incorporation of the Company.

          3.2            Articles of Amendment to Articles of Incorporation, dated as of
                         December 31, 1997 (Setting Forth Terms of Series A Preferred
                         Stock and Series B Preferred Stock).

          3.3(3)         Articles of Amendment to Articles of Incorporation, dated as of
                         March 9, 1998 (Setting Forth Terms of Series C Preferred Stock).

          3.4(4)         By-Laws Revised and Amended, as of August 26, 1997.

          4.1(3)         Form of Warrant to Purchase 1,000,000 Common Shares at $1.00.

          4.2(3)         Form of Warrants to Purchase 1,000,000 Common Shares at $.75.

          4.3(3)         Form of Warrants to Purchase 250,000 Common Shares at $2.38.

         10.1(5)         Purchase and Sale Agreement, dated January 16, 1997, between the
                         Company, Raymond McElhaney, Bill Conrad and Ronald McGinnis
                         (Exhibits and Schedules omitted).

         10.2(1)         Form of Stock Purchase Agreement, dated January 16, 1997, between the Company and the investors (Exhibits and Schedules omitted).

         10.3(5)         Lease  Agreement,  dated January 15, 1997, by and between Angeles
                         Metal Trim Co. and D. Kingston Cable,  Trustee of the Daniel Kingston
                         Cable and Barbara White Cable 1995 Revocable Intervivos Trust (Re:
                         property at 4817 and 4915 Sheila Street, Commerce, California).

         10.4(5)         Lease Agreement, dated January 15, 1997, by and between Angeles Metal
                         Trim Co. and D. Kingston Cable, Trustee of the Daniel  Kingston Cable
                         and Barbara White Cable 1995 Revocable  Intervivos Trust (Re: property at 116 Y Street, Vancouver, Washington).

         10.5(5)         Lease Agreement, dated November 13, 1989, by and between Angeles Metal
                         Trim Co. and 83rd Street Investors (Re: property at 4841 83rd Street,
                         Sacramento, California).

         10.6(5)         Lease Agreement, dated October 1, 1996, by and between  Angeles Metal
                         Trim Co. and Fred G. and Patricia A. Duncolon (Re: property at 1851
                         Alexander Avenue, Tacoma, Washington).

         10.7(5)         Services Agreement, dated as of February 1, 1997, between the Company and Stone Pine Atlantic, LLC.

         10.8(5)         Promissory Note, dated as of January 16, 1997, between the Company and
                         Stone Pine Colorado, LLC.

         10.9(6)         Loan Agreement, dated as of April 9, 1997, between Angeles Metal Trim
                         Co., Consolidated Capital of North America, Inc., Stone Pine Colorado,
                         LLC and ERB Acquisition Group, LLC.

         10.10(6)        Promissory Note, dated April 9, 1997, of Angeles Metal Trim Co. in the principal amount of $309,000, payable to ERB Acquisition Group, LLC.

         10.11(6)        Guaranty, dated April 9, 1997, and delivered by Consolidated Capital of
                         North America Inc. and Stone Pine Colorado, LLC to and for the benefit of ERB Acquisition Group, LLC.

         10.12(6)        Security Agreement, dated as of April 9, 1997, made and delivered by
                         Consolidated Capital of North America, Inc. in favor of ERB Acquisition
                         Group, LLC.

         10.13(7)        Loan Agreement, dated as of June 18, 1997, between Angeles Metal Trim Co.,
                         Consolidated Capital of North America, Inc. and Stone Pine Financial Group,
                         LLC.

         10.14(7)        Promissory Note, dated June 18, 1997, of Angeles  Metal Trim Co., in the principal amount of $110,210, payable to Stone Pine Financial Group, LLC.

         10.15(7)        Employment Agreement, dated April 10, 1997, between Angeles Metal Trim Co.
                         and Ronald F. Martin.

         10.16(4)        Loan Agreement and Term Note, dated as of August 21, 1997, between
                         Consolidated Capital of North America, Inc. and Stone Pine Financial Group,
                         LLC.

         10.17(4)        Amendment to Term Note, dated August 21, 1997.

         10.18(4)        Promissory Note, dated as of July 8, 1997, between ERB Acquisition Group,
                         LLC and Consolidated Capital of North America, Inc.

         10.19(4)        Amendment to Promissory Note, dated July 8, 1997.

         10.20(4)        Consolidated Capital of North America, Inc. 1997 Stock Incentive Plan.

         10.21(4)        Form of Incentive Stock Option Agreement for Grants to Employees.

         10.22(4)        Form of Non-Qualified Stock Option Agreement for Grants to Employees.

         10.23(4)        Form of Non-Qualified Stock Option Agreement for Grants to Non-Employees.

         10.24(8)        Asset Purchase  Agreement,  dated as of December 1, 1997, between the
                         Company and Capitol Metals Co., Inc. (Exhibits and Schedules omitted).

         10.25(8)        First Amendment to Asset Purchase Agreement, dated as of January 8, 1998, among Binhad, Inc. (formerly known as Capitol Metals Co., Inc.), the
                         Company and Angeles Acquisition Corp.

         10.26(8)        Assignment and Bill of Sale, dated January 9, 1998, from Binhad, Inc.
                         (formerly known as Capitol Metals Co., Inc.) to Angeles Acquisition Corp.

         10.27(8)        Secured  Promissory Note, dated January 12, 1998, in the principal amount of $1,200,000, from the Company and Angeles Acquisition Corp., to Binhad,
                         Inc. (formerly known as Capitol Metals, Inc.).

         10.28(8)        Secured Promissory Note, dated January 12, 1998, in the principal amount of $300,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc.
                         (formerly known as Capitol Metals Co., Inc.).

         10.29(8)        Security Agreement, dated January 8, 1998, between Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition Corp.

         10.30(8)        Registration Agreement, dated as of January 6, 1998, between Binhad, Inc.
                         (formerly known as Capitol Metals Co., Inc.) and the Company.

         10.31(8)        Assignment and Assumption Agreement, dated as of January 8, 1998, among the
                         Company, Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and
                         Angeles Acquisition Corp.

         10.32(8)        Note Secured by Collateral Security Agreement, dated January 12, 1998, by and between the Company and Angeles Acquisition Corp., and Nat and Evelyn
                         Handel, Trustees of the Nat and Evelyn Handel Family Trust.

         10.33(8)        Collateral Security Agreement, dated January 12, 1998, by and between
                         Angeles Acquisition Corp. and Nat and Evelyn Handel, Trustees of the Nat
                         and Evelyn Handel Family Trust.

         10.34           Loan Agreement, dated as of December 31, 1997, between the Company and
                         Stone Pine Advisors, LLC.

         10.35           Promissory Note, dated as of December 31, 1997, in the principal amount of
                         $75,000 from the Company to Stone Pine Advisors, LLC.

         10.36           Loan Agreement, dated as of December 31, 1997, between the Company and
                         Stone Pine Capital, LLC.

         10.37           Promissory Note, dated as of December 31, 1997, in the principal amount of
                         $75,000 from the Company to Stone Pine Capital, LLC.

         10.38           Loan Agreement, dated as of December 31, 1997, between the Company and
                         Paul Bagley.

         10.39           Promissory Note, dated as of December 31, 1997, in the principal amount of
                         $75,000 from the Company to Paul Bagley.

         10.40           Agreement, dated as of December 31, 1997, between the Company and Stone Pine
                         Financial Group, LLC relating to the issuance of Series A Preferred Shares.

         10.41           Agreement, dated as of December 31, 1997, between the Company and ERB
                         Acquisition Group, LLC relating to the issuance of Series A Preferred Shares.

         10.42           Agreement, dated as of December 31, 1997, between the Company and Stone Pine
                         Colorado, LLC relating to the issuance of Series B Preferred Shares.

         10.43           Agreement, dated as of December 31, 1997, between the Company and Stone Pine
                         Atlantic, LLC relating to the issuance of Series B Preferred Shares.

         10.44           Convertible Note, dated as of January 9, 1998, in the principal amount of
                         $1,750,000 from the Company to Paul Bagley.

         10.45           Convertible Note, dated as of March 3, 1998, in the principal amount of
                         $250,000 from the Company to Stone Pine Atlantic, LLC.

         10.46(3)        Offshore Securities Subscription Agreement for 6% Convertible Preferred
                         Shares - Series C, dated March 6, 1998 (Exhibits and Schedules omitted).

         10.47           Loan Agreement, dated January 9, 1998, by and between Congress Financial
                         Corporation (Western), Angeles Metal Trim Co. and Angeles Acquisition Corp.

         10.48           Secured  Promissory Note, dated January 9, 1998, in the original principal amount of $1,943,000, from Angeles Metal Trim Co. to Congress Financial
                         Corporation (Western).

         10.49           Secured Promissory Note, dated January 9, 1998, in the original principal amount of $200,000 from Angeles Acquisition Corp. to Congress Financial
                         Corporation (Western).

         10.50           Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,500,000 from Angeles Acquisition Corp. to Congress Financial
                         Corporation (Western).

         10.51           Guarantee, dated January 9, 1998 executed by the Company Angeles Metal
                         Trim Co. and California Building Systems, Inc. in favor of Congress Financial
                         Corporation (Western) with respect to Angeles Acquisition Corp. notes.

         10.52           Guarantee, dated January 9, 1998 executed by the Company Angeles Acquisition
                         Corp. and California Building Systems, Inc. in favor of Congress Financial
                         Corporation (Western) with respect to Angeles Metal Trim Co. notes.

         10.53           Lease Agreement,  dated January 12, 1998, by and between Danat Investment
                         Company and the Company (Re: property at 20000 South Western Avenue, Torrance,
                         California).

         10.54           Subordination, Nondisturbance and Attornment Agreement, dated January 12, 1998, by and among the Company, Angeles Acquisition Corp., Danat Investment Company
                         and Aid Association for Lutherans.

         10.55           Mortgage  Agreement, dated January 12, 1998, executed by Aid Association for
                         Lutherans in favor of Congress Financial Corporation (Western) with respect to premises at 20000 S. Western Avenue, Torrance, California (Exhibits omitted).

         10.56           Agreement, dated as of March 3, 1998, by and between RDB Capital Advisors, LLC,
                         Richard D. Bailey, Stone Pine Investment Banking, LLC and the Company.

         16.1(9)         Letter from Kish Leake & Associates, P.C., dated February 5, 1997, regarding change of certifying accountant.

         16.2(10)        Letter from Grant Thornton LLP, dated January 28, 1998,regarding change of certifying accountant.

         21.             Subsidiaries of the Company.

         27.1            Financial Data Schedule.

----------------

(1) Incorporated by reference from the Company's Report on Form 8-K, dated January 23, 1997.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(3) Incorporated by reference from the Company's Report on Form 8-K, dated March 18, 1998.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(6) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1997.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1997.

(8) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 29, 1998.

(9) Incorporated by reference from the Company's Report on Form 8-K filed on February 7, 1997.

(10) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 30, 1998.