Form 10QSB
period 1998-03-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1998-05-15
CIK 839426

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1998
                                ------------------------------------------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      -------------------  -------------------

        Commission file number           0-21821
                               -------------------------------------------------


                   Consolidated Capital of North America, Inc.
     -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                        93-0962072
 -------------------------------                       ------------------
 (State or other jurisdiction of                       (I. R. S. Employer
  incorporation or organization)                       Identification No.)


                           410 17th Street, Suite 400
                             Denver, Colorado 80202
                  --------------------------------------------
                    (Address of principal executive offices)

                                  888-313-8051
                          -----------------------------
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No     .
                                                               -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,845,756 shares of $.0001 per share common stock as of April 28, 1998.

Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                 ----   ----

                   Consolidated Capital of North America, Inc.
                     Quarterly Report on Form 10-QSB for the
                          Quarter Ended March 31, 1998


                                Table of Contents

                                                                                                     Page
                                                                                                     ----
     Part I.    FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)

                           Consolidated Balance Sheets - March 31, 1998
                           and December 31, 1997                                                       3

                           Consolidated Statements of Operations for the
                           three months ended March 31, 1998 and 1997                                  5

                           Consolidated Statements of Cash Flows for the
                           three months ended March 31, 1998 and 1997                                  6

                           Notes to Financial Statements                                               8

                Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                  14


     Part II.   OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                                            20


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997


ASSETS                                                    March 31,       December 31,
                                                            1998             1997
                                                       -------------     -------------
                                                        (unaudited)

Current assets
     Cash                                               $   276,777      $    14,304
     Accounts receivable, less allowance
       for doubtful accounts of $166,789 and
       $138,003 in 1998 and 1997, respectively            2,752,129        1,587,035
     Inventories                                          3,000,219        1,193,208
     Deferred loan costs                                    810,561               --
     Prepaid expenses and other                             381,794           32,879
                                                        -----------      -----------
       Total current assets                               7,221,480        2,827,426

Property and equipment, net of
     accumulated depreciation of $384,960
     and $216,004 in 1998 and 1997, respectively          5,450,002        2,053,215

Goodwill, net of accumulated amortization of
     $284,945 and $225,995 in 1998 and 1997,
     respectively                                         2,074,063        2,133,013

Other assets                                              1,151,235          692,629
                                                        -----------      -----------

     Total assets                                       $15,896,780      $ 7,706,283
                                                        ===========      ===========




              The accompanying notes are an integral part of these
                             financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      MARCH 31, 1998 AND DECEMBER 31, 1997


LIABILITIES AND STOCKHOLDERS'                                        March 31,        December 31,
(DEFICIT) EQUITY                                                       1998               1997
                                                                   ------------       ------------

                                                                    (unaudited)
Current liabilities
     Accounts payable                                              $  4,032,844       $  3,872,397
     Accrued liabilities                                                221,976            290,618
     Current portion of long-term debt                                  308,608            320,738
     Convertible notes payable to affiliates                          2,000,000                 --
     Note payable to affiliates                                              --            225,000
     Notes and loan payable                                           1,650,000                 --
     Other                                                               51,327             61,545
                                                                   ------------       ------------
       Total current liabilities                                      8,264,755          4,770,298
                                                                   ------------       ------------

Long-term liabilities
     Long-term debt - less current portion                            6,050,813          2,928,133
     Payable to consultant                                              312,000                 --
     Dividends                                                           35,790                 --
                                                                   ------------       ------------
       Total long-term liabilities                                    6,398,603          2,928,133
                                                                   ------------       ------------

Redeemable Series C preferred shares                                  1,674,797                 --
                                                                   ------------       ------------

Stockholders' (deficit) equity
     Series A preferred shares, par value of $.01
       per share, liquidation value of $1.00 per share:
       Authorized 1,000,000 shares, 744,000 shares
       issued and outstanding                                           744,000            744,000
     Series B preferred shares, par value of $.01
       per share, liquidation value of $1.00 per share:
       Authorized 1,000,000 shares, 449,000 shares
       issued and outstanding                                           449,000            449,000
     Common shares, par value $.0001 per share:
       Authorized - 50,000,000 shares, 17,975,756
       and 15,992,121 shares outstanding, respectively                    1,798              1,599
     Additional paid-in capital                                       4,040,596          2,070,313
     Accumulated deficit                                             (5,676,769)        (3,257,060)
                                                                   ------------       ------------
       Total stockholders' (deficit) equity                            (441,375)             7,852
                                                                   ------------       ------------

         Total liabilities and stockholders' (deficit) equity      $ 15,896,780       $  7,706,283
                                                                   ============       ============


              The accompanying notes are an integral part of these
                             financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)


                                                        1998               1997
                                                    ------------       ------------
Net sales                                           $  5,539,506       $  5,330,147
Cost of goods sold                                     4,905,079          4,384,522
                                                    ------------       ------------
     Gross profit                                        634,427            945,625
                                                    ------------       ------------

Operating expenses
     Selling and shipping                                193,672            253,280
     General and administrative                        1,232,941            497,414
     Payroll and related benefits                        599,546            581,433
     Depreciation and amortization                       227,906             87,641
                                                    ------------       ------------
         Total expenses                                2,254,065          1,419,768
                                                    ------------       ------------

         Loss from operations                         (1,619,638)          (474,143)
                                                    ------------       ------------

Other income (expense)
     Interest expense                                   (475,258)           (77,998)
     Other                                               111,900             27,951
                                                    ------------       ------------
                                                        (363,358)           (50,047)
                                                    ------------       ------------

Net loss                                              (1,982,996)          (524,190)
Preferred share dividends                                (43,023)                --
                                                    ------------       ------------

                                                      (2,026,019)          (524,190)
Discount attributable to conversion value of
     preferred shares and warrants                      (436,713)                --
                                                    ------------       ------------
Loss applicable to common stockholders              $ (2,462,732)      $   (524,190)
                                                    ============       ============

         Basic and diluted loss per share           $       (.14)      $       (.04)
                                                    ============       ============

Weighted average number of
     common shares outstanding                        17,661,271         12,407,313
                                                    ============       ============






              The accompanying notes are an integral part of these
                             financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                              1998              1997
                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(1,982,996)      $  (524,190)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Amortization and depreciation                        227,906            87,641
         Provision for doubtful accounts                      (17,213)               --
         Gain on sale of assets                                    --            (1,000)
         Common shares issued for loan fees                   685,715                --
         Value of options granted to non-employees                873                --
         Change in assets and liabilities:
           Accounts receivable                                429,087            63,114
           Inventories                                        349,501           241,499
           Prepaid expenses and other                        (144,378)          (47,592)
           Deferred loan costs                               (524,847)               --
           Other assets                                       428,448            23,012
           Accounts payable and accrued liabilities          (119,195)         (133,365)
           Other liabilities                                  (38,671)           63,430
                                                          -----------       -----------
              Net cash used in operating activities          (705,770)         (227,451)
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired          (1,750,000)         (939,197)
     Purchase of property and equipment                       (51,929)          (17,755)
     Notes receivable from land sales                              --            70,000
     Purchase of certificate of deposit restricted -
       against long-term obligations                         (250,000)               --
                                                          -----------       -----------
        Net cash used in investing activities              (2,051,929)         (886,952)
                                                          -----------       -----------




              The accompanying notes are an integral part of these
                             financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)


                                                                         1998              1997
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                      8,066,262           511,686
     Principal payments on long-term debt                             (9,105,143)          (46,557)
     Principal payments on note payable to former officer                     --          (185,000)
     Payable to consultant                                               312,000                --
     Payment of notes payable to affiliates                             (225,000)               --
     Proceeds from issuance of common stock                                   --           966,901
     Short-term borrowings                                             1,714,286                --
     Proceeds from issuance of redeemable preferred shares, net        1,880,000                --
     Proceeds from sale of common stock purchase warrants                385,000                --
     Dividends                                                            (7,233)               --
                                                                     -----------       -----------
       Net cash provided by financing activities                       3,020,172         1,247,030
                                                                     -----------       -----------

NET INCREASE IN CASH                                                     262,473           132,627

CASH AT BEGINNING OF PERIOD                                               14,304            26,937
                                                                     -----------       -----------

CASH AT END OF PERIOD                                                $   276,777       $   159,564
                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
       Cash paid during the period for interest                      $   196,881       $    63,396
                                                                     ===========       ===========

NONCASH FINANCING ACTIVITIES:
     Issuance of common stock for business acquisitions              $   300,000       $       864
                                                                     ===========       ===========
     Cumulative dividends of preferred shares                        $    35,790       $        --
                                                                     ===========       ===========

BUSINESS ACQUISITIONS:
     Assets acquired                                                 $ 8,114,162       $ 9,039,474
     Liabilities incurred or assumed                                  (6,064,162)       (8,099,413)
     Common shares issued                                               (300,000)             (864)
                                                                     -----------       -----------
         Cash used in business acquisitions                          $ 1,750,000       $   939,197
                                                                     ===========       ===========




              The accompanying notes are an integral part of these
                             financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the three months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

These interim financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended December 31, 1997. Certain prior year amounts have been reclassified to conform with the current period presentation.

2.       BUSINESS ACTIVITIES

Prior to January 21, 1997, the Company's operations were exclusively in the real estate business. On January 21, 1997, Consolidated Land & Cattle Company, a subsidiary of the Company, merged with Angeles Acquisition Corp., a privately held company. Angeles Acquisition Corp. survived the Merger and became a wholly owned subsidiary of the Company. Prior to the merger Angeles Acquisition Corp. had acquired Angeles Metal Trim Co. ("Angeles"). Angeles and its wholly-owned subsidiary fabricate and sell steel framing materials for commercial and residential structures.

On January 12, 1998, the Company through a wholly-owned subsidiary, purchased substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), a privately held steel processing and service center headquartered in Torrance, California. Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code on October 7, 1997. The total consideration was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 of Common Shares of the Company (269,349 Common Shares), the assumption of an outstanding note and interest of $626,000, the repayment of $4,764,000 of Old Capitol's then existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. The Company agreed to include the Common Shares issued in connection with the acquisition of the assets of Old Capitol in a registration statement which is to be filed with the Securities and Exchange Commission during May 1998. During February 1998, Angeles Acquisition Corp. changed its corporate name to Capitol Metals, Co. ("Capitol").

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1998
                                   (unaudited)

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

The pro forma effect on the statement of operations for the Company had the acquisition taken place on January 1, 1997 would have been as follows:

                                                              Three Months Ended
                                                                    March 31,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------       ------------
         Revenues                                        $  5,800,400       $ 11,312,776
         Loss from operations                            $ (1,718,260)      $   (514,558)
         Net loss                                        $ (2,596,111)      $   (896,684)
         Basic and fully diluted loss per share          $       (.15)      $       (.06)
         Weighted average number of Common
         Shares outstanding                                17,830,517         14,176,722

3.       LONG-TERM DEBT

During January 1998, the Company entered into a new financing arrangement with Congress Financial Corporation (Western) ("Congress Financial"). The Company incurred $8,100,000 of indebtedness from Congress Financial, of which $3,300,000 was utilized for the repayment of outstanding revolving and term indebtedness of Angeles and $4,800,000 of which was utilized in connection with the acquisition of Capitol. Congress Financial provided $1,400,000 and $3,300,000 in financing under revolving lines of credit to Angeles and Capitol, respectively, and provided $1,900,000 and $1,500,000 to Angeles and Capitol, respectively, in financing under term loans. These loans are collectively referred to as the "Congress Facility."

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

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1998
                                   (unaudited)

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

All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and California Building Systems, Inc., a subsidiary of Angeles.

4.       DIVIDENDS

As of March 31, 1998, the Company has a liability for the dividends accrued to the preferred shareholders for the Series A, Series B and Series C Preferred Shares which amount to $22,320, $13,470 and $7,233, respectively. The dividends for the Series A and B Preferred Shares are considered as a noncurrent liability in the amount of $35,790, as the Company will not pay dividends on these shares in 1998. The dividends to the Series C Preferred shareholders was paid in April, 1998 in the amount of $7,233 in cash.

5.       SALE OF SERIES C PREFERRED SHARES

During March 1998, the Company sold 200 shares of its Series C Preferred Shares at $10,000 per share for a total consideration of $2,000,000. In connection with the purchase of the Preferred Shares, the Company issued warrants to purchase up to 250,000 Common Shares at $2.38 per share. The warrants can be exercised any time until March 6, 2000. In addition, the Company paid $120,000 to a company owned by a director of the Company, for services rendered in connection with arranging for the Series C funding. The Series C Preferred Shares have a stated value of $10,000 per share and a 6% annual dividend rate payable quarterly in cash, or at the option of the Company in Common Shares. The Series C Preferred Shares have a liquidation preference of $10,000 per share, plus any accumulated but unpaid dividends. The Series A Preferred Shares and the Series C Preferred Shares rank pari passu in liquidation and the Series B Preferred Shares rank junior to the Series A Preferred Shares and the Series C Preferred Shares in liquidation. The Series C Preferred Shares are convertible, at the option of the holders of such shares, commencing April 20, 1998, at the conversion price per Series C Preferred Share equal to $10,000 divided by the lesser of (x) $1.75 or
(y) 75% of the arithmetic average of the closing

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1998
                                   (unaudited)

bid prices of the Common Shares for each of the five trading days prior to the exercise date of any such conversion. Based on a conversion price of $1.75, the Series C Preferred Shares are convertible into approximately 1,143,000 Common Shares. The Series C Preferred Shares have a mandatory redemption feature on March 10, 2001 at a redemption price of $10,000 per share, plus all accumulated and unpaid dividends. The Series C Preferred Shares are nonvoting.

6.       CONSULTING AGREEMENT

In March 1998, the Company entered into a consulting arrangement with a director of the Company. This individual will receive approximately $40,000 and 250,000 Common Shares as compensation for these services and may receive 100,000 additional Common Shares before December 31, 1998. Compensation for the services are valued at the quoted market value of the Common Shares on the date earned.

7.       RELATED PARTY TRANSACTIONS

During January 1998, in connection with the acquisition of Capitol and the transaction with Congress Financial, a related party loaned $1,500,000 to the Company. The loan is evidenced by a convertible promissory note to the Company (the "Note") in the amount of $1,750,000, with a 12% annual interest rate payable monthly in arrears. The Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinated security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the loan from Congress Financial. The Note is convertible into 1,750,000 Common Shares. As additional consideration for the loan, the Company issued 1,500,000 Common Shares to the individual.

During March 1998, a company affiliated with certain directors loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Promissory Note") in aggregate amount of $250,000, with a 12% annual interest rate payable monthly in arrears. The Promissory Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinated security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the loan from Congress Financial. The Promissory Note is convertible into 250,000 Common Shares. As additional consideration for the loan, the Company issued 214,286 Common Shares to the lender.

8.       LOSS PER SHARE

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the loss per share for the three month periods presented. However, the impact under the treasury method of

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1998
                                   (unaudited)

dilutive stock options and warrants would have been 927,632 Common Shares for the three months ended March 31, 1998. There were no dilutive stock options or warrants for the three months ended March 31, 1997.

9.       SUBSEQUENT EVENTS

         A.       Sale of Convertible Notes

The Company has issued and sold, in a private placement, an aggregate of $3.5 million of its 10% Convertible Notes (collectively, the "Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the Notes (the "Note Purchase Agreement"). The Company issued $2 million of the Notes on April 9, 1998 and $1.5 million on April 16, 1998. The proceeds from the issuance of the Notes will be used for working capital. Interest is payable on the principal of the Notes from the date of issuance at the rate of 10% per annum. The interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the Notes is April 9, 1999 (the "Maturity Date"). The Company has the right, at its sole option, to pay any interest due on the Notes in Common Shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's Common Shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share or (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5, 1998 at a per share price equal to seventy-five percent (75%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for each of the twenty trading days prior to the exercise date of the such conversion. Based on a conversion price of $1.75, the Notes are convertible into approximately 2,000,000 Common Shares. The conversion price is subject to adjustment under specified antidilution provisions. The Company has agreed to register the Conversion Shares and Interest Shares in a registration statement to be filed with the Securities and Exchange Commission and to have such registration statement effective by July 8, 1998. Failure to have the registration statement effective by such date subjects the Company to monetary penalties.

         B.       Proposed Acquisition

The Company has entered into a letter of intent to acquire Form Tech Steel, Inc. ("Form Tech") a privately held, Midwest-based steel service center, for a purchase price of $22.5 million. The purchase

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1998
                                   (unaudited)

will be financed through a combination of senior notes, the assumption of existing indebtedness, cash and the issuance of a convertible note to the sellers. Form Tech processes and sells slit coil steel, including hot rolled, cold rolled, hot-dipped galvanized and galvanneal, electrolytic galvanized, and aluminized steel coils. The consummation of the transaction, which the Company expects to occur in July 1998, is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, completion of a review of the business of Form Tech and attainment of adequate financing to consummate the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

INTRODUCTION AND PLAN OF OPERATION

Prior to January 21, 1997, the Company's operations were exclusively in the real estate business. On January 21, 1997, Consolidated Land & Cattle Company, a subsidiary of the Company, merged with Angeles Acquisition Corp. ("Angeles Acquisition"), a privately held company. Angeles Acquisition survived the Merger and became a wholly owned subsidiary of the Company. Prior to the merger Angeles Acquisition had acquired Angeles Metal Trim Co. ("Angeles"). Angeles and its wholly-owned subsidiary fabricate and sell steel framing materials for commercial and residential structures.

In January 1998, the Company, through Angeles Acquisition, acquired substantially all of Capitol Metals Co., Inc.'s ("Old Capitol") assets in a sale approved by the U.S. Bankruptcy Court (the "Capitol Acquisition"). The purchase price of Old Capitol's assets was approximately $8,100,000 consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 of Common Shares of the Company (269,349 Common Shares), the assumption of an outstanding note of $626,000, the repayment of $4,764,000 of Capitol's previously existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. Simultaneously, Angeles Acquisition entered into a lease with Danat Investment Company for the real property formerly used in the operations of Old Capitol. During February 1998, Angeles Acquisition changed its corporate name to Capitol Metals Co. ("Capitol"). Capitol operates a steel service center, selling steel and providing pickling, slitting, leveling, storage and other processing services to its customers.

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

The Company's business strategy is to achieve profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify or enhance the Company's customer base, product range and geographic coverage. The Company has entered into a letter of intent to acquire Form Tech Steel, Inc. ("Form Tech"), a Midwest-based steel service center, for a purchase price of $22.5 million. The purchase will be financed through a combination of senior notes, the assumption of existing indebtedness, cash and the issuance of a convertible note to the sellers. Form Tech processes and sells slit coil steel, including hot rolled, cold rolled, hot-dipped galvanized and galvanneal, electrolytic galvanized, and aluminized steel coils. The Company expects to utilize Form Tech as the core of an aggressive acquisition effort in the Midwest, and also expects to grow the business through expansion of Form Tech's existing facilities, currently consisting of a 55,000 square foot facility on 10 acres of land in Temperance, Michigan which is two miles north of Toledo, Ohio, and 45 miles south of Detroit, Michigan. The consummation of the transaction, which the Company expects to occur in July 1998, is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, completion of a review of the business of Form Tech and attainment of adequate financing to consummate the transaction. The Company is also in negotiations with another potential acquisition candidate. There can be no assurance that either of these acquisitions will be completed.


RESULTS OF OPERATIONS

During the first quarter of 1998, the Company reported net sales of $5,539,506 as compared with net sales for the first quarter of 1997 of $5,330,147. Net sales in the quarter included $2,707,203 of sales of Capitol which was acquired on January 12, 1998. Sales in the first quarter of 1998 for Angeles operation decreased from $5,330,147 in the first quarter of 1997 to $2,832,303 for 1998. This decrease in net sales for Angeles was mainly a result of insufficient working capital to purchase steel necessary to produce products. The Company expects that revenues from Capitol and Angeles will increase during the remainder of the fiscal year ending December 31, 1998.

Gross sales for the twelve month period ended March 31, 1998 amounted to $18,144,752.

Cost of goods sold for both entities amounted to $4,905,079 for the first quarter in 1998 resulting in a gross margin of 11% of net sales. The gross profit for Angeles amounted to 15% for the first quarter in 1998 and Capitol generated a gross profit of 8% for the same quarter. The gross profit for Angeles for the first quarter ended March 31, 1997 amounted to 17.7% or a reduction of 2.7% for the same period in 1998. This reduction in gross profit percentage of Angeles resulted from the impact of decreased sales without a related decrease in the fixed costs of sales.

Operating expenses increased by $834,297, or 59%, to $2,254,065 for the first quarter of 1998 from $1,419,768 in the first quarter of 1997. The increase is primarily attributable to general and administrative expenses from Capitol. The Company anticipates that the operating expenses will decrease as a percentage of sales as the Company combines the operations of Angeles and Capitol over the next few months. In addition to the long term reduction in facilities cost, the combination of the operations of Angeles and Capitol will allow management to combine several previously duplicated functions, creating efficiencies and cost savings. These functions will include: materials receiving, slitting operations, purchasing, accounting and other administrative functions.

Additionally, as the companies currently use several common suppliers, the Company believes that the purchasing volume created by the addition of the Capitol may create reduced pricing for materials and services utilized by both Angeles and Capitol.

Interest expense increased by $397,260 to $475,258 in the first quarter of 1998 as compared to $77,998 in the first quarter of 1997. This increase is the result of the interest expense related to the various financing arrangements entered into by the Company to provide working capital and the financing related to the acquisition of Capitol.

The Company reported a net loss for the three months ended March 31, 1998 of $1,982,996 as compared to a net loss of $524,190 for the same period in 1997. The net loss for the Capitol operations amounted to $687,765 for the first quarter ended March 31, 1998. Including the discount attributable to the conversion value of preferred shares and warrants of $463,713, the Company reported a loss for the three months ended March 31, 1998 of $2,462,732 ($.14 per share).

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash flows used in operations were $705,770 for the three months ended March 31, 1998 as compared to $227,451 used in operations for the first quarter ended March 31, 1997. The increase in cash used in operations for the first quarter ended March 31, 1998 was a result of the larger loss in the first quarter of 1998 compared to the same quarter of 1997. The negative impact of the larger loss was partially offset by a decrease in accounts receivable and inventory, which provided additional cash for operations. The acquisition of Capitol in January 1998 resulted in the use of cash of approximately $2 million compared to approximately $.9 million in the same period for 1997. Cash flows from financing activities for the first quarter of 1998 increased by $1.8 million compared to the same period in 1997 because of cash needed for the acquisition. As of March 31, 1998, the Company had a working capital deficit of $1,043,275, a stockholders' deficit of $441,375 and an accumulated deficit of $5,676,769. See the Company's financial statements and notes hereto, included elsewhere in this report, for detailed financial information regarding the Company.

Since January 1997, the Company has primarily financed its operations with cash available under its credit facilities and funds advanced under loan arrangements, including certain loans from affiliated entities. The Company has also financed its operations through the private placement of capital stock and convertible securities, including $1,000,000 from sales of Common Shares in January 1997, $2,000,000 from the March 1998 sale of Series C Preferred Shares and $3,500,000 from the issuance of convertible notes in April 1998.

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

Under the Congress Facility, Angeles and Capitol can borrow up to a maximum of $20 million. The revolving line of credit portion of the Congress Facility is limited by the amount of eligible accounts receivable and inventory and requires Angeles and Capitol to comply with certain financial and other non-financial convenants, as defined in the agreement. The Congress Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial and other non-financial covenants by both Angeles and Capitol, to provide financing for general corporate purposes. The Company is in compliance with these covenants. The revolving line of credit component of the Congress Facility is due in January 2000. The term loans are to be repaid in 60 monthly installments commencing February 1, 1998. Amounts drawn under the Congress Facility bear interest at a rate which is .75% per annum over the prime rate announced by Core States Bank, N. A. for the interest period. All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and California Building Systems, Inc., a subsidiary of Angeles.

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

During March 1998, Stone Pine Atlantic, LLC ("SP Atlantic") loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "SP Atlantic Note") in the aggregate amount of $250,000, with a 12% annual interest rate, payable monthly in arrears. The SP Atlantic Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing and repayment of the Congress Facility. The SP Atlantic Note is convertible into 250,000 Common Shares. As additional consideration for the loan, the Company issued 214,286 Common Shares to SP Atlantic.

During March 1998, the Company sold to offshore accredited investors 200 shares of Series C Convertible Preferred Shares at $10,000 per share for a total consideration of $2,000,000. The Series C Convertible Preferred Shares are convertible into Common Shares of the Company commencing April 20, 1998, at a conversion price per Series C Preferred Share equal to $10,000 divided by the lesser of (x) $1.75 or (y) 75% of the arithmetic average of the closing bid prices for each of the five trading days prior to the exercise date of any such conversion. Based on a conversion price of $1.75, the Series C Preferred Shares are convertible into approximately 1,143,000 Common Shares. As part of this transaction, the Company issued Common Stock Purchase Warrants to purchase 250,000 of the Company's Common Shares at a price of $2.38 per share. The Warrants can be exercised any time until March 6, 2000.

In March 1998, the Company issued to offshore investors warrants to purchase 2,000,000 Common Shares (1,000,000 exercisable at $1.00 per share and 1,000,000 at $.75 per share), expiring March 2001 and March 2000, respectively. The warrants were issued in exchange for $385,000 of cash paid by SP Atlantic and are currently exercisable.

The Company has issued and sold, in a private placement, an aggregate of $3.5 million of its 10% Convertible Notes (collectively, the "Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the Notes (the "Note Purchase Agreement"). The Company issued $2 million of the Notes on April 9, 1998 and $1.5 million on April 16, 1998. The proceeds from the issuance of the Notes will be used for working capital. Interest is payable on the principal of the Notes from the date of issuance at the rate of 10% per annum. The interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the Notes is April 9, 1999 (the "Maturity Date"). Principal and interest on the Notes is payable in cash, however, the Company has the right, at its sole option, to pay any interest due on the Notes in Common Shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's Common Shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the Notes, and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share or (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5, 1998 a per share price equal to seventy-five percent (75%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for each of the twenty trading days prior to the exercise date of the such conversion. Based upon a conversion price of $1.75, the Notes are convertible into approximately 2,000,000 Common Shares. The conversion price is subject to adjustment under specified antidilution provisions. The Company has agreed to register the Conversion Shares and Interest Shares on a registration statement to be filed with the Securities and Exchange Commission and to have such registration statement effective by July 8, 1998. Failure to have the registration statement effective by such date subjects the Company to monetary penalties.

The Company plans to engage in strategic acquisitions. As these investments are identified and funds are needed to complete such acquisitions, funding for such acquisitions will be necessary. The Company has entered into a letter of intent to acquire Form Tech, as described above (See "Introduction and Plan of Operations"). The purchase will be financed through a combination of senior notes, the assumption of existing indebtedness, cash and the issuance of a convertible note to the sellers. The consummation of the transaction, which the Company expects to occur in July 1998, is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, completion of a review of the business of Form Tech and attainment of adequate financing to consummate the transaction. The Company is also in negotiations with another potential acquisition candidate. There can be no assurance that either of these acquisitions will be completed.

The Company believes that the funds raised from the sale of the Series C Preferred Shares, the sale of the convertible notes, operating cash flows of the Company and funds available under the Congress Facility will provide adequate resources to fund ongoing operating requirements and future capital expenditures related to the development of its business for the next twelve months. The Company may be required to obtain additional lines of credit for working capital purposes and make periodic public offerings or private placements in order to meet the liquidity needs of its business growth. While the Company does not believe it will be restricted in financing such growth, there can be no assurances that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to manage its growth within the financing available.

SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company has complied with these pronouncements and has determined there is no material impact for the first quarter of 1998.


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

                           Part II. OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits to be filed:


             Exhibit No.                  Description

               10.25(1) First Amendment to Asset Purchase Agreement, dated as of January 8, 1998, among Binhad, Inc. (formerly known as Capitol Metals Co., Inc.), the Company and Angeles Acquisition Corp.

               10.26(1) Assignment and Bill of Sale, dated January 9, 1998, from Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) to Angeles Acquisition Corp.

               10.27(1) Secured Promissory Note, dated January 12, 1998, in the principal amount of $1,200,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals, Inc.).

               10.28(1) Secured Promissory Note, dated January 12, 1998, in the principal amount of $300,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals Co., Inc.).

               10.29(1) Security Agreement, dated January 8, 1998, between Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition Corp.

               10.30(1) Registration Agreement, dated as of January 6, 1998, between Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and the Company.

               10.31(1) Assignment and Assumption Agreement, dated as of January 8, 1998, among the Company, Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition Corp.

               10.32(1) Note Secured by Collateral Security Agreement, dated January 12, 1998, by and between the Company and Angeles Acquisition Corp., and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family Trust.

               10.33(1) Collateral Security Agreement, dated January 12, 1998, by and between Angeles Acquisition Corp. and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family Trust.

               Exhibit No.       Description

               10.34(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Advisors, LLC.

               10.35(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Advisors, LLC.

               10.36(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Capital, LLC.

               10.37(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Capital, LLC.

               10.38(2) Loan Agreement, dated as of December 31, 1997, between the Company and Paul Bagley.

               10.39(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Paul Bagley.

               10.40(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Financial Group, LLC relating to the issuance of Series A Preferred Shares.

               10.41(2) Agreement, dated as of December 31, 1997, between the Company and ERB Acquisition Group, LLC relating to the issuance of Series A Preferred Shares.

               10.42(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Colorado, LLC relating to the issuance of Series B Preferred Shares.

               10.43(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Atlantic, LLC relating to the issuance of Series B Preferred Shares.

               10.44(2) Convertible Note, dated as of January 9, 1998, in the principal amount of $1,750,000 from the Company to Paul Bagley.

               10.45(2) Convertible Note, dated as of March 3, 1998, in the principal amount of $250,000 from the Company to Stone Pine Atlantic, LLC.

               10.46(3) Offshore Securities Subscription Agreement for 6% Convertible Preferred Shares - Series C, dated March 6, 1998 (Exhibits and Schedules omitted).

               Exhibit No.       Description

               10.47(2) Loan Agreement, dated January 9, 1998, by and between Congress Financial Corporation (Western), Angeles Metal Trim Co. and Angeles Acquisition Corp.

               10.48(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,943,000, from Angeles Metal Trim Co. to Congress Financial Corporation (Western).

               10.49(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $200,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

               10.50(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,500,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

               10.51(2) Guarantee, dated January 9, 1998 executed by the Company Angeles Metal Trim Co. and California Building Systems, Inc. in favor of Congress Financial Corporation (Western) with respect to Angeles Acquisition Corp. notes.

               10.52(2) Guarantee, dated January 9, 1998 executed by the Company Angeles Acquisition Corp. and California Building Systems, Inc. in favor of Congress Financial Corporation (Western) with respect to Angeles Metal Trim Co. notes.

               10.53(2) Lease Agreement, dated January 12, 1998, by and between Danat Investment Company and the Company (Re: property at 20000 South Western Avenue, Torrance , California).

               10.54(2) Subordination, Nondisturbance and Attornment Agreement, dated January 12, 1998, by and among the Company, Angeles Acquisition Corp., Danat Investment Company and Aid Association for Lutherans.

               10.55(2) Mortgage Agreement, dated January 12, 1998, executed by Aid Association for Lutherans in favor of Congress Financial Corporation (Western) with respect to premises at 20000 S. Western Avenue, Torrance, California (Exhibits omitted).

               10.56(2) Agreement, dated as of March 3, 1998, by and between RDB Capital Advisors, LLC, Richard D. Bailey, Stone Pine Investment Banking, LLC and the Company.

               Exhibit No.       Description

               10.57 Agreement between Company and Christian W. Wolf effective March 10, 1998.

               10.58 Form of Note Purchase Agreement between the Company and the Purchasers of 10% Convertible Notes (Exhibits and Schedules Omitted).

               10.59             Form of 10% Convertible Note due April 9, 1999.

               10.60             Agreement between the Company and Jeffrey R.
                                 Leach effective April 29, 1998.

               27.1              Financial Data Schedule.


----------------------------------------------------------

         (1) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 29, 1998.

         (2) Incorporated by reference from the Company's report on Form 10-KSB, dated December 31, 1997.

         (3) Incorporated by reference from the Company's Report on Form 8-KA, filed on March 18, 1998.

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on January 27, 1998, as amended on January 29, 1998 and March 27, 1998, to report the acquisition of substantially all of the assets of Capitol Metals, Co., Inc.

                  The Company filed a Current Report on Form 8-K on January 28, 1998, as amended on January 29, 1998, to report a change in certifying accountants.

                  The Company filed a Current Report on Form 8-K on March 18, 1998, to report a change in executive officers and the sales of equity securities pursuant to Regulation S.

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


                                           Consolidated Capital of North
                                           America, Inc.
                                           (Registrant)





Date: May 14, 1998                     By: /s/ Paul Bagley
                                          -----------------
                                          Paul Bagley
                                          Chief Executive Officer
                                          (Principal Executive Officer)






                                       By: /s/ Carl Casareto
                                          -------------------
                                          Carl Casareto
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  EXHIBIT INDEX

               Exhibit No.       Description

               10.25(1) First Amendment to Asset Purchase Agreement, dated as of January 8, 1998, among Binhad, Inc. (formerly known as Capitol Metals Co., Inc.), the Company and Angeles Acquisition Corp.

               10.26(1) Assignment and Bill of Sale, dated January 9, 1998, from Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) to Angeles Acquisition Corp.

               10.27(1) Secured Promissory Note, dated January 12, 1998, in the principal amount of $1,200,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals, Inc.).

               10.28(1) Secured Promissory Note, dated January 12, 1998, in the principal amount of $300,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals Co., Inc.).

               10.29(1) Security Agreement, dated January 8, 1998, between Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition Corp.

               10.30(1) Registration Agreement, dated as of January 6, 1998, between Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and the Company.

               10.31(1) Assignment and Assumption Agreement, dated as of January 8, 1998, among the Company, Binhad, Inc. (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition Corp.

               10.32(1) Note Secured by Collateral Security Agreement, dated January 12, 1998, by and between the Company and Angeles Acquisition Corp., and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family Trust.

               10.33(1) Collateral Security Agreement, dated January 12, 1998, by and between Angeles Acquisition Corp. and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family Trust.

               10.34(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Advisors, LLC.

               10.35(2) Note, dated as of December 31, 1997, in the Promissory principal amount of $75,000 from the Company to Stone Pine Advisors, LLC.

               Exhibit No.       Description

               10.36(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Capital, LLC.

               10.37(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Capital, LLC.

               10.38(2) Loan Agreement, dated as of December 31, 1997, between the Company and Paul Bagley.

               10.39(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Paul Bagley.

               10.40(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Financial Group, LLC relating to the issuance of Series A Preferred Shares.

               10.41(2) Agreement, dated as of December 31, 1997, between the Company and ERB Acquisition Group, LLC relating to the issuance of Series A Preferred Shares.

               10.42(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Colorado, LLC relating to the issuance of Series B Preferred Shares.

               10.43(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Atlantic, LLC relating to the issuance of Series B Preferred Shares.

               10.44(2) Convertible Note, dated as of January 9, 1998, in the principal amount of $1,750,000 from the Company to Paul Bagley.

               10.45(2) Convertible Note, dated as of March 3, 1998, in the principal amount of $250,000 from the Company to Stone Pine Atlantic, LLC.

               10.46(3) Offshore Securities Subscription Agreement for 6% Convertible Preferred Shares - Series C, dated March 6, 1998 (Exhibits and Schedules omitted).

               10.47(2) Loan Agreement, dated January 9, 1998, by and between Congress Financial Corporation (Western), Angeles Metal Trim Co. and Angeles Acquisition Corp.

               Exhibit No.       Description

               10.48(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,943,000, from Angeles Metal Trim Co. to Congress Financial Corporation (Western).

               10.49(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $200,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

               10.50(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,500,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

               10.51(2) Guarantee, dated January 9, 1998 executed by the Company Angeles Metal Trim Co. and California Building Systems, Inc. in favor of Congress Financial Corporation (Western) with respect to Angeles Acquisition Corp. notes.

               10.52(2) Guarantee, dated January 9, 1998 executed by the Company Angeles Acquisition Corp. and California Building Systems, Inc. in favor of Congress Financial Corporation (Western) with respect to Angeles Metal Trim Co. notes.

               10.53(2) Lease Agreement, dated January 12, 1998, by and between Danat Investment Company and the Company (Re: property at 20000 South Western Avenue, Torrance , California).

               10.54(2) Subordination, Nondisturbance and Attornment Agreement, dated January 12, 1998, by and among the Company, Angeles Acquisition Corp., Danat Investment Company and Aid Association for Lutherans.

               10.55(2) Mortgage Agreement, dated January 12, 1998, executed by Aid Association for Lutherans in favor of Congress Financial Corporation (Western) with respect to premises at 20000 S. Western Avenue, Torrance, California (Exhibits omitted).

               10.56(2) Agreement, dated as of March 3, 1998, by and between RDB Capital Advisors, LLC, Richard D. Bailey, Stone Pine Investment Banking, LLC and the Company.

               10.57 Agreement between Company and Christian W. Wolf effective March 10, 1998.

               Exhibit No.       Description

               10.58 Form of Note Purchase Agreement between the Company and the Purchasers of 10% Convertible Notes (Exhibits and Schedules Omitted).

               10.59             Form of 10% Convertible Note due April 9, 1999.

               10.60             Agreement between the Company and Jeffrey R.
                                 Leach effective April 29, 1998.

               27.1              Financial Data Schedule.

-----------------------------------------------------------

         (1) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 29, 1998.

         (2) Incorporated by reference from the Company's report on Form 10-KSB, dated December 31, 1997.

         (3) Incorporated by reference from the Company's Report on Form 8-KA, filed on March 18, 1998.