Form 10QSB
period 1998-06-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1998-08-19
CIK 839426

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1998
                                   ----------------------------

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   ------------------    --------------

         Commission file number            0-21821
                               ----------------------------------------

                   Consolidated Capital of North America, Inc.
      ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Colorado                              93-0962072
         --------------------------------                 ------------------
         (State or other jurisdiction of                  (I. R. S. Employer
         incorporation or organization)                   Identification No.)

                           410 17th Street, Suite 400
                   ---------------------------------------------
                             Denver, Colorado 80202
                    (Address of principal executive offices)

                                  888-313-8051
                           ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,776,867 shares of $.0001 per share common stock as of August 7, 1998.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

                   Consolidated Capital of North America, Inc.
                     Quarterly Report on Form 10-QSB for the
                           Quarter Ended June 30, 1998

                                Table of Contents


                                                                                Page
                                                                                ----
     Part I.    FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)

                           Consolidated Balance Sheets - June 30, 1998
                           and December 31, 1997                                   3

                           Consolidated Statements of Operations for the
                           three months ended June 30, 1998 and 1997               5

                           Consolidated Statements of Operations for the
                           six months ended June 30, 1998 and 1997                 6

                           Consolidated Statements of Cash Flows for the
                           six months ended June 30, 1998 and 1997                 7

                           Notes to Financial Statements                           9

                Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                              15


     Part II.   OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                        20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997



ASSETS
                                                      June 30,       December 31,
                                                        1998            1997
                                                     -----------     ------------
                                                     (unaudited)

Current assets
     Cash                                            $   752,258     $     14,304
     Accounts receivable, less allowance
       for doubtful accounts of $254,500 and
       $138,003 in 1998 and 1997, respectively         2,950,251        1,587,035
     Inventories                                       3,812,282        1,193,208
     Deferred loan costs                                 994,949               --
     Prepaid expenses and other                          467,308           32,879
                                                     -----------     ------------
       Total current assets                            8,977,048        2,827,426

Property and equipment, net of
     accumulated depreciation of $577,598
     and $216,004 in 1998 and 1997, respectively       5,720,639        2,053,215

Goodwill, net of accumulated amortization of
     $343,895 and $225,995 in 1998 and 1997,
     respectively                                      2,015,113        2,133,013

Other assets                                           1,456,524          692,629
                                                     -----------     ------------

     Total assets                                    $18,169,324     $  7,706,283
                                                     ===========     ============



     The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                       JUNE 30, 1998 AND DECEMBER 31, 1997


LIABILITIES AND STOCKHOLDERS'                                       June 30,        December 31,
(DEFICIT) EQUITY                                                      1998              1997
                                                                  ------------      ------------
                                                                   (unaudited)
Current liabilities
     Accounts payable                                             $  3,225,603      $  3,872,397
     Accrued liabilities                                               428,101           290,618
     Current portion of long-term debt                                 388,608           320,738
     Convertible notes payable to affiliates                         2,000,000                --
     Note payable to affiliates                                             --           225,000
     Convertible notes                                               4,028,690                --
     Notes and loan payable                                          1,400,000                --
     Other                                                              21,897            61,545
                                                                  ------------      ------------
       Total current liabilities                                    11,492,899         4,770,298
                                                                  ------------      ------------

Long-term liabilities
     Long-term debt - net of current portion                         6,408,525         2,928,133
     Accrued Dividends                                                 101,580                --
                                                                  ------------      ------------
       Total long-term liabilities                                   6,510,105         2,928,133
                                                                  ------------      ------------

Redeemable Series C preferred shares                                 2,000,000                --
                                                                  ------------      ------------

Stockholders' (deficit) equity
     Series A preferred shares, par value of $.01
       per share, liquidation value of $1.00 per share:
       Authorized 1,000,000 shares, 744,000 shares
       issued and outstanding                                          744,000           744,000
     Series B preferred shares, par value of $.01
       per share, liquidation value of $1.00 per share:
       Authorized 1,000,000 shares, 449,000 shares
       issued and outstanding                                          449,000           449,000
     Common shares, par value $.0001 per share:
       Authorized - 50,000,000 shares, 18,945,756
       and 15,992,121 shares outstanding, respectively                   1,895             1,599
     Additional paid-in capital                                      7,119,703         2,070,313
     Accumulated deficit                                           (10,148,278)       (3,257,060)
                                                                  ------------      ------------
       Total stockholders' (deficit) equity                         (1,833,680)            7,852
                                                                  ------------      ------------

         Total liabilities and stockholders' (deficit) equity     $ 18,169,324      $  7,706,283
                                                                  ============      ============

     The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                     1998              1997
                                                 ------------      ------------
Net sales                                        $  4,823,721      $  5,124,435
Cost of goods sold                                  3,956,230         4,184,732
                                                 ------------      ------------
     Gross profit                                     867,491           939,703
                                                 ------------      ------------

Operating expenses
     Selling and shipping                             174,562           259,523
     General and administrative                     1,384,424           311,394
     Payroll and related benefits                     842,010           546,369
     Depreciation and amortization                    297,100           112,926
                                                 ------------      ------------
         Total expenses                             2,698,096         1,230,212
                                                 ------------      ------------

         Loss from operations                      (1,830,605)         (290,509)
                                                 ------------      ------------

Other income (expense)
     Interest expense                              (1,380,662)         (149,998)
     Other                                             11,509            39,716
     Termination of an acquisition                   (946,547)               --
                                                 ------------      ------------
                                                   (2,315,700)         (110,282)
                                                 ------------      ------------

Net loss                                           (4,146,305)         (400,791)
Preferred share dividends                             (65,790)               --
                                                 ------------      ------------

                                                   (4,212,095)         (400,791)
Discount attributable to conversion value of
     preferred shares and warrants                   (325,204)               --
                                                 ------------      ------------
Loss applicable to common stockholders           $ (4,537,299)     $   (400,791)
                                                 ============      ============

         Basic and diluted loss per share        $       (.24)     $       (.03)
                                                 ============      ============

Weighted average number of
     common shares outstanding                     18,676,855        15,752,713
                                                 ============      ============





     The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                     1998              1997
                                                 ------------      ------------
Net sales                                        $ 10,363,227      $ 10,454,582
Cost of goods sold                                  8,861,309         8,569,254
                                                 ------------      ------------
     Gross profit                                   1,501,918         1,885,328
                                                 ------------      ------------

Operating expenses
     Selling and shipping                             368,234           512,803
     General and administrative                     2,617,365           808,808
     Payroll and related benefits                   1,441,556         1,127,802
     Depreciation and amortization                    525,006           200,567
                                                 ------------      ------------
         Total expenses                             4,952,161         2,649,980
                                                 ------------      ------------

         Loss from operations                      (3,450,243)         (764,652)
                                                 ------------      ------------

Other income (expense)
     Interest expense                              (1,855,920)         (227,996)
     Other                                            123,409            67,667
     Termination of an acquisition                   (946,547)               --
                                                 ------------      ------------
                                                   (2,679,058)         (160,329)
                                                 ------------      ------------

Net loss                                           (6,129,301)         (924,981)
Preferred share dividends                            (108,813)               --
                                                 ------------      ------------

                                                   (6,238,114)         (924,981)
Discount attributable to conversion value of
     preferred shares and warrants                   (761,917)               --
                                                 ------------      ------------
Loss applicable to common stockholders           $ (7,000,031)     $   (924,981)
                                                 ============      ============

         Basic and diluted loss per share        $       (.39)     $       (.07)
                                                 ============      ============

Weighted average number of
     common shares outstanding                     18,171,869        14,089,254
                                                 ============      ============





     The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)

                                                            1998             1997
                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $(6,129,301)     $  (924,981)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Amortization and depreciation                       525,006          200,567
         Amortization of loan fees                           567,865               --
         Provision for doubtful accounts                      70,497               --
         Gain on sale of assets                                   --           (1,000)
         Common shares issued for loan fees                       --           51,563
         Common shares issued for consulting fees            477,625
         Value of options granted to non-employees               873               --
         Discount attributable to conversion
           value of convertible notes                        695,356               --
         Change in assets and liabilities:
           Accounts receivable                               143,254          236,884
           Inventories                                      (462,562)         608,006
           Prepaid expenses and other                       (229,892)         (89,754)
           Deferred loan costs                               (48,929)              --
           Other assets                                      559,246           18,350
           Accounts payable and accrued liabilities         (423,469)        (295,162)
           Other liabilities                                 (68,101)         127,361
                                                         -----------      -----------
              Net cash used in operating activities       (4,322,532)         (68,166)
                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired         (1,750,000)        (939,197)
     Purchase of property and equipment                     (260,165)         (60,015)
     Notes receivable from land sales                             --          100,000
     Purchase of certificate of deposit restricted -
       against long-term obligations                        (250,000)              --
                                                         -----------      -----------
Net cash used in investing activities                     (2,260,165)        (899,212)
                                                         -----------      -----------



     The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                        1998              1997
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                     15,217,176           931,731
     Principal payments on long-term debt                            (16,068,345)         (617,856)
     Principal payments on note payable to former officer                     --          (285,000)
     Proceeds from issuance of 10% convertible notes, net              4,445,127                --
     Payment of notes payable to affiliates                             (225,000)               --
     Proceeds from issuance of common stock                                   --           966,901
     Short-term borrowings                                             1,714,286                --
     Proceeds from issuance of redeemable preferred shares, net        1,859,640                --
     Proceeds from sale of common stock purchase warrants                385,000                --
     Dividends                                                            (7,233)               --
                                                                    ------------      ------------
       Net cash provided by financing activities                       7,320,651           995,776
                                                                    ------------      ------------

NET INCREASE IN CASH                                                     737,954            28,398

CASH AT BEGINNING OF PERIOD                                               14,304            26,937
                                                                    ------------      ------------

CASH AT END OF PERIOD                                               $    752,258      $     55,335
                                                                    ============      ============

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
       Cash paid during the period for interest                     $    480,535      $    164,410
                                                                    ============      ============

NONCASH FINANCING ACTIVITIES:
     Issuance of common stock for consulting fees                   $    724,221      $         --
                                                                    ============      ============
     Issuance of common stock for loan cost                         $    685,715      $         --
                                                                    ============      ============
     Issuance of common stock for business acquisitions             $    300,000      $     74,479
                                                                    ============      ============
     Issuance of common stock for settlement of a liability         $    296,842      $         --
                                                                    ============      ============
     Cumulative dividends of preferred shares                       $    101,580      $         --
                                                                    ============      ============

BUSINESS ACQUISITIONS:
     Assets acquired                                                $  8,114,162      $  9,039,474
     Liabilities incurred or assumed                                  (6,064,162)       (8,099,413)
     Common shares issued                                               (300,000)             (864)
                                                                    ------------      ------------
         Cash used in business acquisitions                         $  1,750,000      $    939,197
                                                                    ============      ============


     The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for the three and six month periods then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

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

On January 12, 1998, the Company through a wholly-owned subsidiary, purchased substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), a privately held steel processing and service center headquartered in Torrance, California. Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code on October 7, 1997. The total consideration was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 of Common Shares of the Company (269,349 Common Shares), the assumption of an outstanding note and interest of $626,000, the repayment of $4,764,000 of Old Capitol's then existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. The Company agreed to include the Common Shares issued in connection with the acquisition of the assets of Old Capitol in a registration statement which was filed with the Securities and Exchange Commission on August 6, 1998. During February 1998, Angeles Acquisition Corp. changed its corporate name to Capitol Metals Co. ("Capitol").

As of December 31, 1997 and June 30, 1998, the Company had a working capital deficit of $1,942,872

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1998
                                   (unaudited)

and $2,515,851, respectively and a net loss of $2,478,577 and $6,129,301 for the year ended December 31, 1997 and for the six months ended June 30, 1998, respectively. In January 1998, the Company acquired substantially all of the assets of Old Capitol, which had filed for protection under Chapter 11 of the Bankruptcy Code. The ability of the Company to successfully carry out its business plan is dependent upon its ability to obtain sufficient additional capital and to generate significant revenues through its existing assets, including the Capitol assets.

The Company plans to raise additional working capital through private offerings of debt and equity. There is no assurance that the Company will have sufficient funds to execute its business plan of generate positive operating results. Management believes that the funds on hand and raised in placements subsequent to year end will be sufficient to fund its operating needs through at least December 31, 1998.

With the recent acquisition of Angeles and Capitol, the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses. Management believes that the acquisition of Capitol will provide the Company with several advantages toward the accomplishment of its business objective of achieving profitability. The Company has relocated the Los Angeles, California operations of Angeles to the Torrance, California facility currently used by Capitol. In addition to the long term reduction in facilities cost, this relocation has allowed management to combine several previously duplicative functions, creating efficiencies and cost savings. These functions include: materials receiving, slitting operations, purchasing, accounting and other administrative functions. Additionally, as the companies currently use several common suppliers, the Company believes that the purchasing volume created by the addition of Capitol may create reduced pricing for materials and services utilized by Angeles and Capitol.

The pro forma effect on the statement of operations for the Company had the acquisition taken place on January 1, 1997 would have been as follows:

                                                Six Months Ended
                                                     June 30,
                                           ------------------------------
                                               1998              1997
                                           ------------      ------------
Revenues                                   $ 10,624,121      $ 22,505,881
Loss from operations                       $ (3,523,344)     $   (913,412)
Net loss                                   $ (6,262,680)     $ (1,799,447)
Loss applicable to common stockholders     $ (7,133,410)     $ (1,799,447)
Basic and fully diluted loss per share     $       (.39)     $       (.11)
Weighted average number of Common
   Shares outstanding                        18,341,115        15,858,603

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1998
                                   (unaudited)

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

Under the Congress Facility, Angeles and Capitol can borrow up to a maximum of $20 million. The revolving line of credit portion of the Congress Facility is limited by the amount of eligible accounts receivable and inventory and requires Angeles and Capitol to comply with certain financial and other non-financial covenants, as defined in the agreement. The Congress Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial and other non-financial covenants by both Angeles and Capitol, to provide financing for general corporate purposes. The Company is in compliance with these covenants. The revolving line of credit component of the Congress Facility is due in January 2000. The term loans are to be repaid in 60 monthly installments commencing February 1, 1998. Amounts drawn under the Congress Facility bear interest at a rate which is .75% per annum over the prime rate announced by First Union National Bank for the interest period.

There are no compensating balance requirements under either of these two financing arrangements.

All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and California Building Systems, Inc., a subsidiary of Angeles.

4.       SALE OF CONVERTIBLE NOTES

The Company has issued and sold, in a private placement, an aggregate of $5.0 million of its 10% Convertible Notes (collectively, the "Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the Notes (the "Note Purchase Agreement"). The Company issued $2 million of the Notes on April 9, 1998, $1.5 million on April 16, 1998, $500,000 on June 9, 1998 and $1,000,000 on June 16, 1998. The proceeds from the issuance of the Notes were used for working capital. Interest is payable on the principal of the Notes from the date of issuance at the rate of 10% per annum. The interest is payable semi-annually on October 1 and Apri1 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the Notes is April 9, 1999 (the "Maturity Date"). The Company has the right, at its sole option, to pay any interest due on the Notes in Common

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1998
                                   (unaudited)

Shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's Common Shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share of (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5,1998 at a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for each of the twenty trading days prior to the exercise date of the such conversion. Based on an assumed conversion price of $.633275, the Notes are convertible into 7,895,470 Common Shares. The conversion price is subject to adjustment under specified antidilution provisions. The Company agreed to register the Conversion Shares and Interest Shares in a registration statement filed with the Securities and Exchange Commission and to have such registration statement effective within 90 days of each issuance date. Failure to have the registration statement effective by such dates subjects the Company to monetary penalties. The Company has accrued $97,250 for penalties relating to this provision. The registration statement was filed with Securities Exchange Commission on August 6, 1998.

5.       DIVIDENDS

As of June 30, 1998, the Company has a liability for the dividends accrued to the preferred shareholders for the Series A, Series B and Series C Preferred Shares which amount to $44,640, $26,940 and $30,000, respectively. The dividends for these Preferred Shares are considered as a noncurrent liability in the amount of $101,580, as the Company does not intend to pay dividends in cash on these shares in 1998. The dividends to the Series C Preferred shareholders will be paid in Common Shares of the Company valued at $30,000.

6.       CONSULTING AGREEMENT

In March 1998, the Company entered into a consulting arrangement with a director of the Company. This individual received $40,000 and 250,000 Common Shares as compensation for these services. Compensation for the services are valued at the quoted market value of the Common Shares on the date earned.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1998
                                   (unaudited)

7.       LOSS PER SHARE

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the loss per share for the six month periods presented. However, the impact under the treasury stock method of dilitive stock options and warrants would have been 937,255 Common Shares for the six months ended June 30, 1998. There were no dilutive stock options or warrants for the six months ended June 30, 1997.

8.       PROPOSED ACQUISITION

During April 1998 the Company entered into a letter of intent to acquire Form Tech Steel, Inc. ("Form Tech") a privately held, Midwest-based steel service center. During July 1998 the Company withdrew its offer to purchase Form Tech. Capitalized costs incurred amounted to $946,547 which included common stock issued for consulting fees having a value of $477,625, deposit of $200,000, outside accounting fees of $48,000, advance for financing fees of $25,000, estimated penalty to convertible note holders of $97,250 related to the delay in filing a registration statement as a result of the potential acquisition and various other expenses amounting to $98,672 have been expensed in the accompanying statements of operations.

9.       SUBSEQUENT EVENTS

         A.       Handel and BINHAD Notes

The Company is in default under the Handel Note assumed in connection with the acquisition of Capitol Metals (the "Capitol Acquisition") and has an obligation to repay $450,000 plus accrued interest on such Note. The Company is also in default under a $300,000 Note issued in connection with the Capitol Acquisition (the "BINHAD Note"). The Handel Note and the BINHAD Note are subordinate to the Congress Facility. No action may be commenced on the Handel Note or the BINHAD Note until October 12, 1998 and January 12, 1999, respectively. Failure to cure such default on such dates will constitute an event of default under the Congress Facility and the Convertible Notes.

The Company has filed a claim against BINHAD for certain breaches of representations and warranties by BINHAD in connection with the Capitol Acquisition. The Company intends to offset such damages against amounts outstanding under the BINHAD Note.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1998
                                   (unaudited)

         B.       Termination of President of Angeles

Ronald F. Martin served as the President of Angeles Metal Trim, Co., an operating subsidiary of the Company, from April 10, 1997 to May 12, 1998. As part of the consideration for services rendered under the Employment Agreement, Mr. Martin was granted 500,000 options with an exercise price of $2.00 per share to purchase Common Shares. Effective May 12, 1998, Mr. Martin was terminated, as the President of Angeles Metal Trim Co., and all stock options held by Mr. Martin were canceled.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The results of operations for the six month and three month periods ended June 30, 1998 include the results of Angeles Metal Trim Co. ("Angeles") and the results of Capitol Metals Co. ("Capitol") which was acquired on January 12, 1998.

RESULTS OF OPERATIONS

During the second quarter of 1998, the Company reported net sales of $4,823,721 as compared with net sales for the second quarter of 1997 of $5,124,435. Net sales in the second quarter included $1,523,902 of sales of Capitol and $3,299,819 of sales of Angeles. Sales for Angeles decreased from $5,124,435 in the second quarter of 1997 to $3,299,819 in the second quarter of 1998.

During the first six months of 1998, the Company reported net sales of $10,363,227 as compared with net sales for the first six months of 1997 of $10,454,582. Net sales during the six months of 1998 included $4,231,105 of sales of Capitol. Sales in the first half of 1998 for Angeles operation decreased from $10,454,582 in the first half of 1997 to $6,132,122 in the first half of 1998.

The decrease in net sales for Angeles was mainly a result of insufficient working capital to purchase steel necessary to produce products during the second quarter of 1998 and the first six months of 1998. The Company expects that revenues from Capitol and Angeles will increase during the remainder of the fiscal year ending December 31, 1998.

Cost of goods sold for both entities amounted to $3,956,230 for the second quarter in 1998 resulting in a gross margin of 18% of net sales. The gross profit for Angeles for the three months ended June 30, 1997 amounted to 19%.

Cost of goods sold for both entities amounted to $8,861,309 for the first half in 1998 resulting in a gross margin of 14% of net sales for this period. The gross profit for Angeles amounted to 19% for the first half of 1998 or an increase of 1% to as compared to the same period of 1997. Capitol generated a gross profit of 6% for the first half of 1998. The gross profit for Angeles for the first six months ended June 30, 1997 amounted to 18%. The increase in gross profit percentage of Angeles resulted mainly from the decrease in the cost of steel.

Operating expenses increased by $1,467,884, to $2,698,096 for the second quarter of 1998 from $1,230,212 in the second quarter of 1997. Operating expenses increased by $2,302,181, to $4,952,161 for the first half of 1998 from $2,649,980 in the first half of 1997. The increase is primarily attributable to general and administrative expenses from Capitol which were not present in the comparable period in 1997. These expenses included facilities, purchasing, accounting and administrative expenses related to Capitol. The increase in operating expenses is also attributable to an increase in payroll and related benefits with the addition of Capitol employees since January 12, 1998. The Company anticipates that the operating expenses will decrease as a percentage of sales as the a result of combining the operations of Angeles and Capitol.

Interest expense increased by $1,230,664 to $1,380,662 in the second quarter of 1998 as compared to $149,998 in the second quarter of 1997. Interest expense increased by $1,627,924 to $1,855,920 for the first half of 1998 as compared to $227,996 in the first half of 1997. This increase is the result of the interest expense related to the various financing arrangements entered into by the Company to provide working capital and the financing related to the acquisition of Capitol. The second quarter of 1998 includes a noncash charge of $695,356 as a result of a computed discount attributable to the conversion value of the 10% convertible notes issued during the second quarter of 1998.

The Company reported a net loss for the three months ended June 30, 1998 of $4,146,305 as compared to a net loss of $400,791 for the same period in 1997. Including the discount attributable to the conversion value of preferred shares and warrants of $325,204 and dividends of $65,790, the Company reported a loss for the three months ended June 30, 1998 of $4,537,299 ($.24 per share).

The Company reported a net loss for the six months ended June 30, 1998 of $6,129,301 as compared to a net loss of $924,981 for the same period in 1997. Including the discount attributable to the conversion value of preferred shares and warrants of $761,917 and dividends of $108,813, the Company reported a loss for the six months ended June 30, 1998 of $7,000,031 ($.39 per share).


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash flows used in operations were $4,322,532 for the six months ended June 30, 1998 as compared to $68,166 used in operations for the six months ended June 30, 1997. The increase in cash used in operations for the six months ended June 30, 1998 was a result of the larger loss in the first half of 1998 compared to the same period of 1997. The acquisition of Capitol in January 1998 resulted in the use of cash of approximately $2 million compared to approximately $.9 million in the same period for 1997. Cash flows from financing activities for the first half of 1998 increased by $6.3 million compared to the same period in 1997 because of cash needed for the acquisition and operations. As of June 30, 1998, the Company had a working capital deficit of $2,515,851, a stockholders' deficit of $1,833,680 and an accumulated deficit of $10,148,278. See Company's financial statements and notes hereto, included elsewhere in this report, for detailed financial information regarding the Company.

Since January 1997, the Company has primarily financed its operations with cash available under its credit facilities and funds advanced under loan arrangements, including certain loans from affiliated entities. The Company has also financed its operations through the private placement of capital stock and convertible securities, including $1,000,000 from sales of Common Shares in January 1997, $2,000,000 from the March 1998 sale of Series C Preferred Shares and $5,000,000 from the issuance of convertible notes in April and June 1998.

During January 1998, the Company entered into a new financing arrangement with Congress Financial. Congress Financial has provided $1,400,000 and $3,300,000 in financing under revolving lines of credit to Angeles and Capitol, respectively, and provided $1,900,000 and $1,500,000 to Angeles and Capitol, respectively, in financing under term loans. These loans are collectively referred to as the "Congress Facility". Under the Congress Facility, Angeles and Capitol can borrow up to a maximum of $20 million. The revolving line of credit portion of the Congress Facility is limited by the amount of eligible accounts receivable and inventory and requires Angeles and Capitol to comply with certain financial and other non-financial convenants, as defined in the agreement. The Congress Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial and other non-financial covenants by both Angeles and Capitol, to provide financing for general corporate purposes. The Company is in compliance with these covenants. The revolving line of credit component of the Congress Facility is due in January 2000. The term loans are to be repaid in 60 monthly installments commencing February 1, 1998. Amounts drawn under the Congress Facility bear interest at a rate which is .75% per annum over the prime rate announced by First Union National Bank for the interest period. All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and California Building Systems, Inc., a subsidiary of Angeles.

The Company has issued and sold, in a private placement, an aggregate of $5.0 million of its 10% Convertible Notes (collectively, the "Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the Notes (the "Note Purchase Agreement"). The Company issued $2,000,000 of the Notes on April 9, 1998, $1,500,000 on April 16, 1998, $500,000 on June 9, 1998
and $1,000,000 on June 16, 1998. The proceeds from the issuance of the Notes were used for working capital. Interest is payable on the principal of the Notes from the date of issuance at the rate of 10% per annum. The interest is payable semi-annually on October 1 and Apri1 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the Notes is April 9, 1999 (the"Maturity Date"). The Company has the right , at its sole option, to pay any interest due on the Notes in Common Shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's Common Shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share of (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5,1998 at a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the company's Common Shares for each of the twenty trading days prior to the exercise date of the such conversion. Based on an assumed conversion price of $.633275, the Notes are convertible into 7,895,470 Common Shares. The conversion price is subject to adjustment under specified antidilution provisions. The Company agreed to register the Conversion Shares and Interest Shares in a registration statement filed with the Securities and Exchange Commission and to have such registration statement effective within 90 days of each issuance date. Failure to have the registration statement effective by such dates subjects the Company to monetary penalties.

A registration statement was filed with Securities Exchange Commission on August 6, 1998. The Registration Statement relates to the sale by certain holders of securities (the "Selling Shareholders") of the Company of an estimated 16,830,868 Common Shares of the Company including: (i) an estimated 7,895,470 Common Shares issuable upon conversion of $5,000,000 in principal amount of 10% Convertible Notes of the Company (the "Convertible Notes"), (ii) an estimated 631,644 Common Shares that may be issued as interest on the Convertible Notes at the option of the Company in lieu of cash interest (the "Interest Shares"),
(iii) an estimated 4,311,294 Common Shares issuable upon conversion of

186 Series C Convertible Preferred Shares of the Company (the "Series C Shares"), (iv) 2,450,000 Common Shares underlying Warrants of the Company (the "Warrants"), and (v) 1,542,460 outstanding Common Shares (the "Outstanding Shares"). Because the conversion price of the Convertible Notes and the Series C Shares is related to the market price of the Common Shares at the time of conversion and the issuance price of the Interest Shares is related to the market price of the Common Shares at the time of issuance and because there may be antidilution adjustments to the exercise price of the Convertible Notes, the Series C Shares and the Warrants and antidilution adjustments to 269,349 of the Outstanding Shares, the number of Common Shares which are subject to the Registration Statement is indeterminate and the Registration Statement relates to the resale by the Selling Shareholders of such entire indeterminate number of Shares.

The Company is in default under the Handel Note assumed in connection with the acquisition of Capitol Metals (the "Capitol Acquisition") and has an obligation to repay $450,000 plus accrued interest on such Note. The Company is also in default under a $300,000 Note issued in connection with the Capitol Acquisition (the "BINHAD Note"). The Handel Note and the BINHAD Note are subordinate to the Congress Facility. No action may be commenced on the Handel Note or the BINHAD Note until October 12, 1998 and January 12, 1999, respectively. Failure to cure such default on such dates will constitute an event of default under the Congress Facility and the Convertible Notes.

The Company has filed a claim against BINHAD for certain breaches of representations and warranties by BINHAD in connection with the Capitol Acquisition. The Company intends to offset such damages against amounts outstanding under the BINHAD Note.

The Company plans to engage in strategic acquisitions. As these investment are identified and funds are needed to complete such acquisitions, funding for such acquisitions will be necessary.

The Company will be required to obtain additional lines of credit and make periodic public offerings or private placements for working capital purposes in order to meet the liquidity needs of the business and to fund the repayment of the Handel Note. The Company believes that the funds raised from the sale of the Series C Preferred Shares, the sale of the Convertible Notes, operating cash flows of the Company, funds available under the Congress Facility and funds raised in an equity offering will provide adequate resources to fund ongoing operating requirements and future capital expenditures for the next twelve months. There can be no assurances that financing sources will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to operate the business within the financing available.

Readiness for Year 2000

The Company is in the process of upgrading its information systems. The new systems, which will be installed during 1998 are used by both Capitol and Angeles, and are designed to be compatible for the Year 2000 and beyond. The new systems will also provide management with better information, on a more timely basis. The costs of the Company's Year 2000 compliance efforts are being funded with cash flows from operations. These costs are not expected to have a material adverse effect on the Company's results of operations or cash flows.

SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company has complied with these pronouncements and has determined there is no material impact for the six months ended June 30, 1998.

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

                           Part II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits to be filed:


            Exhibit No.                  Description
            -----------                  -----------
             4.4          Form of Warrants to Purchase 200,000 Common Shares at
                          $2.00.

            10.61         Amendment No. 1 to 10% Convertible Notes due April 9,
                          1999.

            27.1          Financial Data Schedule.

        (b) Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K on August 5, 1998 to report the withdrawal of the offer to purchase Form Tech Steel, Inc.

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


                                         Consolidated Capital of North
                                         America, Inc.
                                         (Registrant)





Date: August 18, 1998                    By: /s/ PAUL BAGLEY
                                            ----------------------------------
                                            Paul Bagley
                                            Chief Executive Officer
                                            (Principal Executive Officer)






                                         By: /s/ CARL CASARETO
                                            ----------------------------------
                                            Carl Casareto
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                EXHIBIT INDEX


            Exhibit No.   Description
            -----------   -----------
               4.4        Form of Warrants to Purchase 200,000 Common Shares at
                          $2.00.

              10.61       Amendment No. 1 to 10% Convertible Notes due April 9,
                          1999.

              27.1        Financial Data Schedule.