Form 10QSB
period 1998-09-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1998-11-17
CIK 839426

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998
                              ---------------------------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    --------------------

         Commission file number            0-21821
                               ------------------------------------------------

                   Consolidated Capital of North America, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                     Colorado                               93-0962072
         -------------------------------                -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 47,609,399 shares of $.0001 per share common stock as of November 10, 1998.

Transitional Small Business Disclosure Format (check one):   Yes      No  X
                                                                 ---     ---

                   Consolidated Capital of North America, Inc.
                     Quarterly Report on Form 10-QSB for the
                        Quarter Ended September 30, 1998


                                Table of Contents

                                                                                                     Page
                                                                                                     ----
     Part I.    FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)

                           Consolidated Balance Sheets - September 30, 1998
                           and December 31, 1997                                                      3

                           Consolidated Statements of Operations for the
                           three months ended September 30, 1998 and 1997                             5

                           Consolidated Statements of Operations for the
                           nine months ended September 30, 1998 and 1997                              6

                           Consolidated Statements of Cash Flows for the
                           nine months ended September 30, 1998 and 1997                              7

                           Notes to Financial Statements                                              9

                Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                 15


     Part II.   OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                                           20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


ASSETS

                                                      September 30,  December 31,
                                                           1998         1997
                                                       -----------   -----------
                                                       (unaudited)
Current assets
     Cash                                              $   133,655   $    14,304
     Accounts receivable, less allowance
       for doubtful accounts of $256,687 and
       $138,003 in 1998 and 1997, respectively           3,374,387     1,587,035
     Inventories                                         3,634,494     1,193,208
     Deferred loan costs                                   896,431          --
     Prepaid expenses and other                            493,092        32,879
                                                       -----------   -----------
       Total current assets                              8,532,059     2,827,426

Property and equipment, net of
     accumulated depreciation of $759,817
     and $216,004 in 1998 and 1997, respectively         5,702,788     2,053,215

Goodwill, net of accumulated amortization of
     $402,845 and $225,689 in 1998 and 1997,
     respectively                                        1,956,162     2,133,013

Other assets                                             1,517,806       692,629
                                                       -----------   -----------

     Total assets                                      $17,708,815   $ 7,706,283
                                                       ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

LIABILITIES AND STOCKHOLDERS'                                   September 30,   December 31,
(DEFICIT) EQUITY                                                    1998           1997
                                                                ------------    ------------
                                                                 (unaudited)
Current liabilities
     Accounts payable                                           $  3,612,987    $  3,872,397
     Accrued liabilities                                             263,871         290,618
     Current portion of long-term debt                               388,608         320,738
     Convertible notes payable to affiliates                       2,000,000            --
     Note payable to affiliates                                         --           225,000
     Convertible notes - 10%                                       4,850,278            --
     Convertible notes - 15%                                       1,000,000
     Notes and loan payable                                        1,650,000            --
     Other                                                            28,770          61,545
                                                                ------------    ------------
       Total current liabilities                                  13,794,514       4,770,298
                                                                ------------    ------------

Long-term liabilities
     Long-term debt - net of current portion                       6,133,154       2,928,133
     Accrued interest                                                214,439            --
     Accrued dividends                                               120,420            --
                                                                ------------    ------------
       Total long-term liabilities                                 6,468,013       2,928,133
                                                                ------------    ------------

Redeemable Series C preferred shares                                 870,000            --
                                                                ------------    ------------

Stockholders' (deficit) equity
     Series A preferred shares, par value of $.01
       per share, liquidation value of $1.00 per share:
       Authorized 1,000,000 shares, 744,000 shares
       issued and outstanding                                        744,000         744,000
     Series B preferred shares, par value of $.01
       per share, liquidation value of $1.00 per share:
       Authorized 1,000,000 shares, 449,000 shares
       issued and outstanding                                        449,000         449,000
     Common shares, par value $.0001 per share:
       Authorized - 50,000,000 shares, 24,622,387
       and 15,922,121 shares outstanding, respectively                 2,462           1,599
     Additional paid-in capital                                    8,933,175       2,070,313
     Accumulated deficit                                         (13,552,349)     (3,257,060)
                                                                ------------    ------------
       Total stockholders' (deficit) equity                       (3,423,712)          7,852
                                                                ------------    ------------

         Total liabilities and stockholders' (deficit) equity   $ 17,708,815    $  7,706,283
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                1998            1997
                                            ------------    ------------
Net sales                                   $  5,545,242    $  4,164,102
Cost of goods sold                             4,499,581       3,499,007
                                            ------------    ------------
     Gross profit                              1,045,661         665,095
                                            ------------    ------------

Operating expenses
     Selling and shipping                        209,767         281,853
     General and administrative                1,459,185         445,046
     Payroll and related benefits                805,402         466,399
     Depreciation and amortization               212,603         128,403
                                            ------------    ------------
         Total expenses                        2,686,957       1,321,701
                                            ------------    ------------

         Loss from operations                 (1,641,296)       (656,606)
                                            ------------    ------------

Other income (expense)
     Interest expense                         (1,820,937)       (169,323)
     Other                                       107,018          19,409
     Termination of an acquisition               (48,856)           --
                                            ------------    ------------
                                              (1,762,775)       (149,914)
                                            ------------    ------------

Net loss                                      (3,404,071)       (806,520)
Preferred share dividends                        (48,840)           --
                                            ------------    ------------

Loss applicable to common stockholders      $ (3,452,911)   $   (806,520)
                                            ============    ============

         Basic and diluted loss per share   $       (.16)   $       (.05)
                                            ============    ============

Weighted average number of
     common shares outstanding                21,181,132      15,817,882
                                            ============    ============


   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                   1998            1997
                                               ------------    ------------

Net sales                                      $ 15,908,469    $ 14,618,684
Cost of goods sold                               13,360,890      12,068,261
                                               ------------    ------------
     Gross profit                                 2,547,579       2,550,423
                                               ------------    ------------

Operating expenses
     Selling and shipping                           578,001         794,656
     General and administrative                   4,076,550       1,253,854
     Payroll and related benefits                 2,246,958       1,594,201
     Depreciation and amortization                  737,609         328,970
                                               ------------    ------------
         Total expenses                           7,639,118       3,971,681
                                               ------------    ------------

         Loss from operations                    (5,091,539)     (1,421,258)
                                               ------------    ------------

Other income (expense)
     Interest expense                            (3,676,857)       (397,319)
     Other                                          230,427          87,076
     Termination of an acquisition                 (995,403)           --
                                               ------------    ------------
                                                 (4,441,833)       (310,243)
                                               ------------    ------------

Net loss                                         (9,533,372)     (1,731,501)
Preferred share dividends                          (157,653)           --
                                               ------------    ------------
                                                 (9,691,025)     (1,731,501)

Discount attributable to conversion value of
     preferred shares and warrants                 (761,917)           --
                                               ------------    ------------

Loss applicable to common stockholders         $(10,452,942)   $ (1,731,501)
                                               ============    ============

         Basic and diluted loss per share      $       (.54)   $       (.12)
                                               ============    ============

Weighted average number of
     common shares outstanding                   19,189,533      14,671,792
                                               ============    ============




   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                                        1998          1997
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(9,533,372)   $(1,731,501)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Amortization and depreciation                                  737,609        328,970
         Amortization of loan fees                                    1,168,288           --
         Provision for doubtful accounts                                 72,684           --
         Accrued interest                                               217,614           --
         Gain on sale of assets                                            --           (1,000)
         Common shares issued for loan fees                                --          149,567
         Common shares issued for consulting fees                       823,641
         Value of options granted to non-employees                          873           --
         Discount attributable to conversion
           value of convertible notes                                 1,631,944           --
         Change in assets and liabilities:
           Accounts receivable                                         (283,069)       388,589
           Inventories                                                 (284,774)       912,090
           Prepaid expenses and other                                  (255,676)      (159,738)
           Deferred loan costs and other assets                         278,033       (187,463)
           Accounts payable and accrued liabilities                    (200,315)       410,238
           Other liabilities                                            (61,228)       273,261
                                                                    -----------    -----------
              Net cash (used in) provided by operating activities    (5,687,748)       383,013
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                    (1,750,000)      (939,197)
     Purchase of property and equipment                                (424,532)       (94,463)
     Notes receivable from land sales                                      --          100,000
     Purchase of certificate of deposit restricted -
       against long-term obligations                                   (250,000)          --
                                                                    -----------    -----------
Net cash used in investing activities                                (2,424,532)      (933,660)
                                                                    -----------    -----------





   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                                      1998            1997
                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                 $ 21,401,768    $    931,731
     Principal payments on long-term debt                          (22,278,308)     (1,033,262)
     Principal payments on note payable to former officer                 --          (285,000)
     Proceeds from issuance of 10% convertible notes, net            4,445,127            --
     Proceeds from issuance of 15% convertible notes, net              936,351            --
     Payment of notes payable to affiliates                           (225,000)           --
     Proceeds from notes payable to affiliates                            --           300,000
     Proceeds from issuance of common stock                               --           966,901
     Short-term borrowings                                           1,714,286            --
     Proceeds from issuance of redeemable preferred shares, net      1,859,640            --
     Proceeds from sale of common stock purchase warrants              385,000            --
     Dividends                                                          (7,233)           --
                                                                  ------------    ------------
       Net cash provided by financing activities                     8,231,631         880,370
                                                                  ------------    ------------

NET INCREASE IN CASH                                                   119,351         329,723
CASH AT BEGINNING OF PERIOD                                             14,304          26,937
                                                                  ------------    ------------

CASH AT END OF PERIOD                                             $    133,655    $    356,660
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
       Cash paid during the period for interest                   $    746,118    $    261,017
                                                                  ============    ============

NONCASH FINANCING ACTIVITIES:
     Issuance of common stock for consulting fees                 $    891,158    $        864
                                                                  ============    ============
     Issuance of common stock for loan cost                       $    757,465    $    201,101
                                                                  ============    ============
     Issuance of common stock for business acquisitions           $    300,000    $     74,479
                                                                  ============    ============
     Issuance of common stock for settlement of a liability       $    296,842    $       --
                                                                  ============    ============
     Cumulative dividends of preferred shares                     $    150,420    $       --
                                                                  ============    ============
     Conversion of Series C preferred shares                      $  1,130,000    $       --
                                                                  ============    ============
     Conversion of 10% convertible notes and accrued interest     $    118,175    $       --
                                                                  ============    ============

BUSINESS ACQUISITIONS:
     Assets acquired                                              $  8,114,162    $  9,039,474
     Liabilities incurred or assumed                                (6,064,162)     (8,099,413)
     Common shares issued                                             (300,000)           (864)
                                                                  ------------    ------------
         Cash used in business acquisitions                       $  1,750,000    $    939,197
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of September 30, 1998 and the results of its operations and its cash flows for the three and nine month periods then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

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

As of December 31, 1997 and September 30, 1998, the Company had a working capital deficit of

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1998
                                   (unaudited)

$1,942,872 and $5,262,455, respectively and a net loss of $2,478,577 and $9,533,372 for the year ended December 31, 1997 and for the nine months ended September 30, 1998, respectively. The ability of the Company to successfully carry out its business plan is dependent upon its ability to obtain sufficient additional capital and to generate significant revenues through its existing assets, including the Capitol assets.

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

The pro forma effect on the statement of operations for the Company had the Capitol acquisition taken place on January 1, 1997 would have been as follows:

                                                                                            Nine Months Ended
                                                                                                 September  30,
                                                                                         1998                  1997
                                                                                      ------------        -----------
                         Revenues                                                     $ 16,169,363        $32,175,519
                         Loss from operations                                         $ (5,164,440)       $(2,102,615)
                         Net loss                                                     $ (9,666,751)       $(3,460,117)
                         Loss applicable to common stockholders                       $(10,586,321)       $(3,460,117)
                         Basic and fully diluted loss per share                       $       (.55)       $      (.21)
                         Weighted average number of Common
                            Shares outstanding                                          19,358,779         16,441,141

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1998
                                   (unaudited)

3.       HANDEL AND BINHAD NOTES

The Company assumed the Handel Note in connection with the acquisition of Capitol and during September 1998, this note, having an unpaid balance of $300,000 was extended until February 12, 1999 with equal monthly installments of $60,000 each, commencing October 12, 1998. The Company also issued notes for $300,000 and $1,200,000, respectively to BINHAD, INC. (the "BINHAD NOTE") in connection with the Capitol Acquisition. During November 1998, the unpaid principal balance of $1,300,000 under these notes were combined into a single note having a maturity of June 15, 2000 with payments commencing January 15, 1999.


4        LONG-TERM DEBT

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

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1998
                                   (unaudited)

5.       SALE OF CONVERTIBLE NOTES

         A. 10% Notes

The Company has issued and sold, in a private placement, an aggregate of $5.0 million of its 10% Convertible Notes (collectively, the "10% Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The Company issued $2 million of the 10% Notes on April 9, 1998, $1.5 million on April 16, 1998, $500,000 on June 9, 1998 and $1,000,000 on June 16, 1998. The proceeds from the issuance of the 10% Notes were used for working capital. Interest is payable on the principal of the 10% Notes from the date of issuance at the rate of 10% per annum. The interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the 10% Notes is April 9, 1999 (the "Maturity Date"). The Company has the right, at its sole option, to pay any interest due on the 10% Notes in Common Shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's Common Shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share of (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5,1998 at a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for each of the twenty trading days prior to the exercise date of the such conversion. The conversion price is subject to adjustment under specified antidilution provisions. As of September 30, 1998, the holders of the 10% Notes have converted $115,000 of the 10% Notes and $3,175 of accrued interest into 347,011 Common Shares of the Company.

         B. 15% Notes

During August and September 1998, the Company sold, in a private placement $1,000,000 of its 15% Convertible Notes (the "15% Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchaser of the 15% Notes. The Company issued $500,000 of the 15% Notes on August 28, 1998 and $500,000 of the 15% Notes on September 15, 1998. The proceeds were used for working capital. Interest is payable on the principal of the 15% Notes from the date of issuance at the rate of 15% per annum. Interest and principal are due at the maturity date of November 26, 1998 for the 15% Notes sold during August 1998 and December 14, 1998 for the 15% Notes sold during September

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1998
                                   (unaudited)


1998. The purchaser of 15% Notes has the right, at its sole option, to receive interest in Common Shares of the Company based upon a price equal to $.35 per share. In addition, the Company issued 100,000 Common Shares for loan fees. The Company may, at its election, extend the maturity dates for one additional ninety-day period by giving notice to the purchaser of such extension at least thirty (30) days prior to the maturity dates. These notes were redeemed in connection with the issuance of the 18% Convertible Notes (See note 9).

6.       DIVIDENDS

As of September 30, 1998, the Company has a liability for the dividends accrued to the preferred shareholders for the Series A, Series B and Series C Preferred Shares which amount to $66,960, $40,410 and $13,050, respectively. The dividends for these Preferred Shares are considered as a noncurrent liability in the amount of $120,420, as the Company does not intend to pay dividends in cash on these shares in 1998. The dividends for the second quarter to the Series C Preferred shareholders were paid in Common Shares of the Company valued at $30,000.

7.       REDEEMABLE SERIES C PREFERRED SHARES

As of September 30, 1998, the holders of the Series C Preferred Shares have converted $1,130,000 of these preferred shares into 4,283,420 Common Shares of the Company.

8.       LOSS PER SHARE

Common share equivalents were not considered as they would be anti-dilutive and had no impact on the loss per share for the nine month periods presented. However, the impact under the treasury stock method of dilutive stock options and warrants would have been 516,949 Common Shares for the nine months ended September 30, 1998. There were no dilutive stock options or warrants for the nine months ended September 30, 1997.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1998
                                   (unaudited)

9.       SUBSEQUENT EVENTS

         A. Sale of 18% Convertible Notes

On October 21, 1998 the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% Convertible Notes (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and the purchaser of the 15% Notes. The 18% Notes were issued for $550,000 of cash plus the credit of $1,018,900 toward the principal and accrued interest on the 15% Notes which were redeemed contemporaneously with the issuance of the 18% Notes. The proceeds were used for working capital. The sum of $18,900 shall be paid by the Company on January 15, 1999 in cash or at the option of the noteholder in Common Shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000 shall be computed at the rate of 18% per annum and is to be paid on or before January 19, 1999 (the "Maturity Date"). The Company may, at its election, extend the Maturity Date for two additional ninety day periods by giving notice to the noteholder of such extension at least thirty (30) days prior to the original or extended Maturity Date, as applicable. The Company has issued to the noteholder 800,000 shares of its Common Stock as additional consideration in connection with the issuance of the 18% Notes. In the event the Company extends the Maturity Date of the 18% Notes, the Company shall issue to the noteholder 450,000 shares of the Company's Common stock (or a pro rata portion of such shares in the event that less than $1,550,000 of its 18% Notes are outstanding and held by the noteholder) for every ninety day period in which the 18% Notes are outstanding after the initial Maturity Date.

         B. Conversions

Since September 30, 1998 and through November 10, 1998, the holders of Series C Preferred Shares have converted $870,000 of the Series C Preferred Shares into 4,491,864 of the Common Shares and the holders of 10% Notes have converted $2,692,000 of the 10% Notes into 17,209,685 of the Common Shares.

         C. Proposed Acquisition

The Company has entered into a letter of intent to acquire the assets of Toledo Pickling and Steel Sales, Inc. ("TPSS") a privately held, Midwest-based steel service center, for an estimated purchase price of $19.5 million. The purchase will be financed through a combination of senior notes, the assumption of existing indebtedness, cash and the issuance of a convertible preferred stock. TPSS pickles, slits, levels and blanks hot rolled sheet coil. The consummation of the transaction, which the Company expects to occur in November 1998, is contingent upon certain closing conditions being met by the parties including the execution of definitive agreements, completion of a review of the business of TPSS and attainment of adequate financing to consummate the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The results of operations for the nine month and three month periods ended September 30, 1998 include the results of Angeles Metal Trim Co. ("Angeles") and the results of Capitol Metals Co. ("Capitol") which was acquired on January 12, 1998. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

During the third quarter of 1998, the Company reported net sales of $5,545,242 as compared with net sales for the third quarter of 1997 of $4,164,102. Net sales in the third quarter included $1,588,235 of sales of Capitol and $3,957,007 of sales of Angeles. Sales for Angeles decreased from $4,164,102 in the third quarter of 1997 to $3,957,007 in the third quarter of 1998.

During the first nine months of 1998, the Company reported net sales of $15,908,469 as compared with net sales for the first nine months of 1997 of $14,618,684. Net sales during the nine months of 1998 included $5,819,340 of sales of Capitol. Sales in the first nine months of 1998 for Angeles operation decreased from $14,618,684 in the first nine months of 1997 to $10,089,129 in the first nine months of 1998.

The decrease in net sales for Angeles was mainly a result of insufficient working capital to purchase steel necessary to produce products during the third quarter of 1998 and the first nine months of 1998. The Company expects that revenues from Capitol and Angeles will increase during the remainder of the fiscal year ending December 31, 1998.

Cost of goods sold for both entities amounted to $4,499,581 for the third quarter in 1998 resulting in a gross margin of 19% of net sales. The gross profit for Angeles for the three months ended September 30, 1997 amounted to 16%.

Cost of goods sold for both entities amounted to $13,360,890 for the first nine months in 1998 resulting in a gross margin of 16% of net sales for this period. The gross profit for Angeles amounted to 20% for the first nine months of 1998 or an increase of 3% as compared to the same period of 1997. The increase in gross profit percentage of Angeles resulted mainly from the decrease in the cost of steel. Capitol generated a gross profit of 7% for the first nine months of 1998.

Operating expenses increased by $1,365,256, to $2,686,957 for the third quarter of 1998 from $1,321,701 in the third quarter of 1997. Operating expenses increased by $3,667,437, to $7,639,118 for the nine months of 1998 from $3,971,681 in the first nine months of 1997. The increase is primarily attributable to general and administrative expenses from Capitol which were not present in the comparable period in 1997. These expenses included facilities, purchasing, accounting and administrative expenses related to Capitol. The increase in operating expenses is also attributable to an increase in payroll and related benefits with the addition of Capitol employees since January 12, 1998. The Company anticipates that the operating expenses will decrease as a percentage of sales as the result of combining the operations of Angeles and Capitol.

Interest expense increased by $1,651,614 to $1,820,937 in the third quarter of 1998 as compared to $169,323 in the third quarter of 1997. Interest expense increased by $3,279,538 to $3,676,857 for the first nine months of 1998 as compared to $397,319 in the first nine months of 1997. This increase is the result of the interest expense related to the various financing arrangements entered into by the Company to provide working capital and the financing related to the acquisition of Capitol. The third quarter of 1998 includes a noncash charge of $936,588 and $1,631,944 for the nine months ended September 30, 1998 as a result of the computed discount attributable to the conversion value of the 10% convertible notes issued during the second quarter of 1998.

The Company reported a net loss for the three months ended September 30, 1998 of $3,404,071 as compared to a net loss of $806,520 for the same period in 1997. Including the dividends for preferred shares of $48,840, the Company reported a loss for the three months ended September 30, 1998 of $3,452,911 ($.16 per share).

The Company reported a net loss for the nine months ended September 30, 1998 of $9,533,372 as compared to a net loss of $1,731,501 for the same period in 1997. Including the discount attributable to the conversion value of preferred shares and warrants of $761,917 and dividends of $157,653, the Company reported a loss for the nine months ended September 30, 1998 of $10,452,942 ($.54 per share).


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash flows used in operations were $5,687,748 for the nine months ended September 30, 1998 as compared to $383,013 provided by operations for the nine months ended September 30, 1997. The increase in cash used in operations for the nine months ended September 30, 1998 was a result of the larger loss in the first nine months of 1998 compared to the same period of 1997. The acquisition of Capitol in January 1998 resulted in the use of cash of approximately $2 million compared to approximately $.9 million in the same period for 1997. Cash flows from financing activities for the first nine months of 1998 increased by $7.4 million compared to the same period in 1997 because of cash needed for the acquisition and operations. As of September 30, 1998, the Company had a working capital deficit of $5,262,455, a stockholders' deficit of $3,423,712 and an accumulated deficit of $13,552,349. See the Company's financial statements and notes hereto, included elsewhere in this report, for detailed financial information regarding the Company.

Since January 1997, the Company has primarily financed its operations with cash available under its credit facilities and funds advanced under loan arrangements, including certain loans from affiliated entities. The Company has also financed its operations through the private placement of capital stock and convertible securities, including $1,000,000 from sales of Common Shares in January 1997, $2,000,000 from the March 1998 sale of Series C Preferred Shares and $5,000,000 from the issuance of convertible notes in April and June 1998, $1,000,000 from issuance of the 15% convertible notes in August and September 1998 and $550,000 from the issuance of the 18% convertible notes in October 1998.

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

The Company has issued and sold, in a private placement, an aggregate of $5.0 million of its 10% Convertible Notes (collectively, the "10% Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The Company issued $2 million of the 10% Notes on April 9, 1998, $1.5 million on April 16, 1998, $500,000 on June 9, 1998 and $1,000,000 on June 16, 1998. The proceeds from the issuance of the 10% Notes were used for working capital. Interest is payable on the principal of the 10% Notes from the date of issuance at the rate of 10% per annum. The interest is payable semi-annually on October 1 and Apri1 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the 10% Notes is April 9, 1999 (the "Maturity Date"). The Company has the right at its sole option, to pay any interest due on the 10% Notes in Common Shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's Common Shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share of (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5,1998 at a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the company's Common Shares for each of the twenty trading days prior to the exercise date of the such conversion. The conversion price is subject to adjustment under specified antidilution provisions. As of September 30, 1998, holders of the 10% Notes have converted $115,000 of 10% Notes and $3,175 of accrued interest into 347,011 Common Shares of the Company.

During August and September 1998, the Company sold, in a private placement $1,000,000 of its 15% Convertible Notes (the "15% Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchaser of the 15% Notes. The Company issued $500,000 of the 15% Notes on August 28, 1998 and $500,000 of the 15% Notes on September 15, 1998. The proceeds were used for working capital. Interest is payable on the principal of the 15% Notes from the date of issuance at the rate of 15% per annum. Interest and principal are due at the maturity date of November 26, 1998 for the 15% Notes sold during August 1998 and December 14, 1998 for the 15% Notes sold during September 1998. The purchaser of 15% Notes has the right, at its sole option, to receive interest in Common Shares of the Company based upon a price equal to $.35 per share. In addition the Company issued 100,000 Common Shares for loan fees. The Company may, at its election, extend the maturity dates for one additional ninety-day period by giving notice to the purchaser of such extension at least thirty (30) days prior to the maturity dates. These notes were redeemed in connection with the issuance of the 18% Convertible Notes (See note 9).

A registration statement was filed with Securities Exchange Commission on August 6, 1998. The Registration Statement relates to the sale by certain holders of securities (the "Selling Shareholders") of the Company of an estimated 16,830,868 Common Shares of the Company including: (i) an estimated 7,895,470 Common Shares issuable upon conversion of $5,000,000 in principal amount of 10%Convertible Notes of the Company (the "Convertible Notes"), (ii) an estimated 631,644 Common Shares that may be issued as interest on the Convertible Notes at the option of the Company in lieu of cash interest (the "Interest Shares"),
(iii) an estimated 4,311,294 Common Shares issuable upon conversion of 186 Series C Convertible Preferred Shares of the Company (the "Series C Shares"),
(iv) 2,450,000 Common Shares underlying Warrants of the Company (the "Warrants"), and (v) 1,542,460 outstanding Common Shares (the "Outstanding Shares"). Because the conversion price of the Convertible Notes and the Series C Shares is related to the market price of the Common Shares at the time of conversion and the issuance price of the Interest Shares is related to the market price of the Common Shares at the time of issuance and because there may be antidilution adjustments to the exercise price of the Convertible Notes, the Series C Shares and the Warrants and antidilution adjustments to 269,349 of the Outstanding Shares, the number of Common Shares which are subject to the Registration Statement is indeterminate and the Registration Statement relates to the resale by the Selling Shareholders of such entire indeterminate number of Shares.

In connection with the acquisition of Capitol Metals, the Company assumed a note payable, the Handel Note with a principal balance of $600,000. During September, 1998 the unpaid principal balance of the Handel Note of $300,000 was extended through February 12, 1999 with monthly payments of $60,000 commencing October 12, 1998.

The Company also issued notes for $300,000 and $1,200,000, respectively to BINHAD, Inc. (the "BINHAD NOTE") in connection with the Capitol Acquisition. During November, 1998 the unpaid principal balance of $1,300,000 under these notes were combined into a single note having a maturity of June 15, 2000 with payments commencing January 15, 1999.

On October 21, 1998 the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% Convertible Notes (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and the purchaser of the 15% Notes. The 18% Notes were issued for $550,000 of cash plus the credit of $1,018,900 toward the purchase of the 15% Notes. The proceeds were used for working capital. Accrued interest on the 15% Convertible Notes and principal balance amounting to $1,018,900 was added to the outstanding 18% Notes. The sum of $18,900 shall be paid by the Company on January 15, 1999 in cash or at the option of the noteholder in Common Shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000 shall be computed at the rate of 18% per annum and is to be paid on or before January 19, 1999 (the "Maturity Date"). The Company may, at its election, extend the Maturity Date for two additional ninety day periods by giving notice to the noteholder of such extension at least thirty (30) days prior to the original or extended Maturity Date, as applicable. The Company has issued to the noteholder 800,000 shares of its Common Stock as additional consideration. In the event the Company extends the Maturity Date of the 18% Notes, the Company shall issue to the noteholder 450,000 shares of the Company's Common stock (or a pro rata portion of such shares in the event that less than $1,550,000 of its 18% Notes are outstanding and held by the noteholder) for every ninety day period in which the 18% Notes are outstanding after the initial Maturity Date.

Since September 30, 1998 and through November 10, 1998, the holders of Series C Preferred Shares have converted $870,000 of the Series C Preferred Shares into 4,491,864 of Common Shares and the holders of the 10% Notes have converted $2,692,000 of the 10% Notes into 17,209,685 of Common Shares.

The Company will be required to obtain additional lines of credit and make periodic public offerings or private placements for working capital purposes in order to meet the liquidity needs of the business. The Company believes that the funds raised from the sale of the Series C Preferred Shares, the sale of the Convertible Notes, operating cash flows of the Company, funds available under the Congress Facility and funds raised in an equity offering will provide adequate resources to fund ongoing operating requirements and future capital expenditures for the next twelve months. There can be no assurances that financing sources will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company would expect to operate the business within the financing available.

Readiness for Year 2000

The Company is in the process of upgrading its information systems. The new systems, which have been installed and are currently being tested, are expected to be operational by December 31, 1998 and will be used by both Capitol and Angeles, and are designed to be compatible for the Year 2000 and beyond. The new systems will also provide management with better information, on a more timely basis. The costs of the Company's Year 2000 compliance efforts are being funded with cash flows from operations. These costs have not had a material adverse effect on the Company's results of operations or cash flows.

SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" are effective for fiscal years beginning after December 15, 1997. The Company has complied with these pronouncements and has determined there is no material impact for the nine months ended September 30, 1998.

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

                           Part II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits to be filed:

Exhibit No.                Description
-----------                -----------
10.62                      Form of Note Purchase Agreement dated August 28, 1998 by and between the
                           Company and the Purchaser of the 15% Notes (Exhibits and Schedules Omitted)

10.63                      Form of 15% Convertible Note of the Company

10.64                      Form of Note Purchase Agreement dated October 21, 1998 by and between the
                           Company and the Purchaser of the 18% Notes (Exhibits and Schedules Omitted)

10.65                      Form of 18% Convertible Note of the Company

10.66                      Employment Agreement dated as of September 1, 1998 between the Company and Richard D. Bailey

27.1                       Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on September 8, 1998 to report on the issuance of a credit facility proposal to the Company to finance the acquisition by a subsidiary of the Company of substantially all of the assets of privately held Toledo Pickling and Steel Sales, Inc.

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


                                            Consolidated Capital of North
                                            America, Inc.
                                            (Registrant)





Date: November 16, 1998                     By:/s/ Richard D. Bailey
                                               ----------------------
                                               Richard D. Bailey
                                               President and Chief Operating
                                               Officer






                                            By:/s/ Carl Casareto
                                               ------------------------
                                               Carl Casareto
                                               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------
10.62                      Form of Note Purchase Agreement dated August 28, 1998 by and between the
                           Company and the Purchaser of the 15% Notes (Exhibits and Schedules Omitted)

10.63                      Form of 15% Convertible Note of the Company

10.64                      Form of Note Purchase Agreement dated October 21, 1998 by and between the
                           Company and the Purchaser of the 18% Notes (Exhibits and Schedules Omitted)

10.65                      Form of 18% Convertible Note of the Company

10.66                      Employment Agreement dated as of September 1, 1998 between the Company and Richard D. Bailey

27.1                       Financial Data Schedule