Form 10KSB
period 1998-12-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1999-04-16
CIK 839426

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   For the Fiscal Year Ended December 31, 1998

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

     Issuer's revenues for the most recent fiscal year: $20,291,655

     The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $11,934,891. THE AGGREGATE MARKET VALUE WAS BASED UPON THE MEAN BETWEEN THE CLOSING BID AND ASKED PRICE FOR THE COMMON SHARES AS REPORTED ON THE NASD ELECTRONIC BULLETIN BOARD AS OF MARCH 15, 1999.

     As of March 15, 1999, there were 57,105,839 of the Issuer's Common Shares outstanding.

                      Documents Incorporated by Reference:

                                      None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                FORM 10-KSB ANNUAL REPORT - FOR FISCAL YEAR ENDED
                                DECEMBER 31, 1998

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.


PART I

     Item 1.   Description of Business.........................................2
     Item 2.   Description of Property........................................14
     Item 3.   Legal Proceedings..............................................15
     Item 4.   Submission of Matters to a Vote
                 of Security Holders..........................................16

PART II

     Item 5.   Market for Common Equity and Related
                 Stockholder Matters..........................................18
     Item 6.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation.................22
     Item 7.   Financial Statements and Supplementary Data....................31
     Item 8.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.......................31

PART III

     Item 9.   Directors and Executive Officers...............................33
     Item 10.  Executive Compensation.........................................37
     Item 11.  Security Ownership of Certain
                 Beneficial Owners and Management.............................41
     Item 12.  Certain Relationships and
                 Related Transactions.........................................44
PART IV

     Item 13.  Exhibits and Reports on Form 8-K...............................50

SIGNATURE PAGE................................................................57

FINANCIAL STATEMENTS.........................................................F-1

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

On January 12, 1998, the Company through a wholly-owned subsidiary, purchased substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), a privately held steel processing and service center headquartered in Torrance, California. Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code on October 7, 1997. The total consideration was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 of Common Shares of the Company (269,349 Common Shares), the assumption of an outstanding note and interest of $626,000, the repayment of $4,764,000 of Old Capitol's then existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. The Company included the Common Shares issued in connection with the acquisition of the assets of Old Capitol in a registration statement filed with the Securities and Exchange Commission in August 1998. Information on the acquisition of the assets of Old Capitol, and the obligations incurred in connection with such acquisition appears in note A to the Company's 1998 Financial Statements that are included in this report. See also "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation".

Effective December 31, 1998, the Company through its wholly-owned subsidiary, TPSS Acquisition Corp. ("TPSS Acquisition"), purchased substantially all of the assets and assumed certain liabilities of Toledo Pickling and Steel Sales, Inc. ("Toledo Pickling"), a privately held steel processing and service center, headquartered in Toledo, Ohio. The transaction was accounted for using the purchase method of accounting and the total consideration was approximately $16,033,000, consisting primarily of the assumption of certain liabilities of Toledo Pickling including: the amount due under the Restated Loan and Security Agreement by and among Toledo Pickling, National Bank of Canada ("NBC") and Finova Capital Corporation ("Finova") as to which the outstanding balance as of December 31, 1998 was approximately $5,647,000 (the "Revolving Loan Agreement"); the liabilities and obligations under the Loan and Security Agreement by and between Seller and Finova, the outstanding principal loan balance due thereunder, as of December 31, 1998 was approximately $2,596,000 (the "Term Loan Agreement"); accounts payable of approximately $7,328,000 and various other liabilities of approximately $462,000 as of December 31, 1998. The Revolving Loan Agreement and the Term Loan Agreement were assumed by TPSS Acquisition and guaranteed by the Company and the former president and shareholder of Toledo Pickling and were required to be refinanced or repaid by April 12, 1999. As of April 12, 1999, these loans were not refinanced or repaid and the Company is subject to penalties in the amount of $2,000 per day until these loans are refinanced or repaid. The Company was not in compliance with certain covenants under the Revolving Loan Agreement and Finova Term Loan Agreement as of December 31, 1998 and has not received waivers.

With the acquisitions of Angeles, Capitol, and TPSS Acquisition, the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses. Management believes that the acquisitions of Capitol and TPSS Acquisition will provide the Company with several advantages toward the accomplishment of its business objective of increasing the Company's profitability. During 1998, the Company relocated the Los Angeles, California operations of Angeles to the Torrance, California facility originally used solely by Capitol. In addition to the long term reduction in facilities cost, this relocation allowed management to combine several previously duplicative functions, creating efficiencies and cost savings. These functions include: materials receiving, slitting operations, purchasing, accounting and other administrative functions. Additionally, Angeles, Capitol and TPSS Acquisition use products and services provided by common suppliers. The Company believes that the combined purchasing volume created by the companies may create reduced pricing for materials and services utilized by these entities.

The Company's business strategy is to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify or enhance the Company's customer base, product range and geographic coverage. The Company is in preliminary negotiations with potential acquisition candidates. In order to facilitate the financing of these acquisitions, the Company has entered into an engagement with an investment banking firm to act as its agent for the placement of the Company's securities. No amounts are due to the investment banking firm unless financing is successfully consummated. There can be no assurance that any acquisition will be completed or that the Company will issue any securities.


NARRATIVE DESCRIPTION OF BUSINESS

                      Angeles Metal Trim Co. and Subsidiary

Products and Markets

Angeles is in the business of fabricating and selling light gauge steel framing materials for commercial and residential structures. Angeles' products include galvanized steel components, framing materials, studs, tracks, trusses and joists for domestic and international markets. Angeles also provides technical support, engineering and estimating services for specialized projects, primarily in the residential housing market. CBS has also developed a proprietary low-cost steel frame housing structure. Angeles has been supplying its steel framing products to the commercial construction industry for over 40 years. The commercial construction market segment represented approximately 91% of Angeles' sales during 1998. Since 1992, Angeles has been developing the use of steel framing for residential housing markets. The residential construction market represented approximately 9% of Angeles' sales during 1998. While the use of steel framing is not new in residential construction, the recent escalation and volatility in lumber prices has caused widespread attention to be focused on the advantages of building homes with steel. Management believes that the early entry by Angeles into this growing market gives it a significant advantage over its competitors in terms of designing and engineering products, training framers and subcontractors, and developing relationships with builders.

Management believes that its sales to the residential construction market will grow. Steel has a number of attractive qualities over lumber and concrete block as a building material, including (i) steel's comparatively lower cost compared to lumber, which is becoming increasingly scarce and expensive due to environmental and other factors; (ii) steel's long life compared to lumber, which rots and is susceptible to termites and other pests; (iii) steel's greater structural integrity, which allows for greater consistency of quality, straightness and strength under adverse conditions such as earthquakes; (iv) steel's faster construction time with an experienced crew; (v) steel's pre-cut convenience and ease of assembly with conventional tools; and (vi) steel's ability to be re-cycled. Where wood is desired as an exterior material or trim, it can easily be mixed with steel. The Company believes that the use of steel frames in residential construction will continue to grow given the high cost of conventional framing and the numerous positive attributes of steel framing.

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

The Model 640 was primarily designed for export. The Company has identified the worldwide low-cost housing market as a significant market ready to experience substantial growth. The need for affordable housing is mushrooming in third-world countries, which are beginning to emerge economically, but still have very under-developed housing infrastructures for their populations. The Model 640 and customized versions of the Model 640 have been sold in the Pacific Rim and there has been additional interest in Europe, South America and the Far East.

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

All of Angeles' design, engineering, manufacturing and administration operations are performed at the company's manufacturing facilities in Torrance, California and Vancouver, Washington. Both manufacturing locations also conduct sales, marketing and distribution. In addition, Angeles maintains marketing, sales and distribution facilities in Tacoma, Washington and Sacramento, California. All of Angeles' facilities are leased. See "Item 2. Description of Property".

Angeles is currently operating with one full shift and is equipped (but not staffed) to run two shifts. Angeles owns all of its manufacturing and engineering equipment.

Angeles strives to provide its customers with fast, reliable delivery of its products. Angeles manages inventory to respond quickly to customer needs. Angeles purchases raw materials, which consist of full and slit steel coils, in advance. Angeles distributes its commercial products on a truckload basis. Residential products are also delivered by the truckload, to framing companies, value added centers and to specific job sites. In some cases, trusses are assembled at the company and in other cases they are assembled on site.

Marketing, Distribution and Customers

Unlike many of its competitors, Angeles primarily markets and sells its steel products directly to building contractors rather than through wholesalers or distributors. Angeles does however utilize distributors in the expanding Las Vegas, Nevada and Phoenix, Arizona markets. As a result of transportation costs, products are marketed and sold primarily in 13 western states. During 1998, international sales were less than 1% of total sales, reflecting sales primarily to Japan. The top ten customers of 1998 represented approximately 31% of sales by Angeles, with no one customer representing more than 10% of sales.

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

Management believes that the acquisition of Capitol provides the Company with several advantages toward the accomplishment of its business objectives of increasing the Company's profitability. The Company relocated the Los Angeles, California operations of Angeles to the Torrance, California facility used by Capitol. In addition to the long term reduction in facilities cost, this relocation allows management to combine several previously duplicative functions, creating efficiencies and cost savings. These functions include: materials receiving, slitting operations, purchasing, accounting and other administrative functions.

Products and Services

Capitol processes flat rolled carbon steel products, which include:

          o    Hot rolled steel
          o    Pickled and oiled steel
          o    Cold rolled steel
          o    Galvanized steel
          o    Aluminized steel

Capitol processes steel to the precise thickness, length, width, shape and surface quality specified by its customers. Value-added processes provided by Capitol include:

          o Cutting to length - the cutting of steel into pieces and along the width of a coil to create sheets or plates.
          o Leveling - the flattening of steel to uniform tolerances for proper machining.
          o Slitting - the cutting of coiled steel to specified widths along the length of the coil.
          o Pickling - a chemical treatment to improve surface quality by removing the surface oxidation and scale which develops on the steel shortly after it is hot-rolled.
          o Edge trimming - a process which removes a specified portion of the outside edges of coiled steel to produce uniform width and round or smooth edges.

Capitol is one of the larger flat rolled service facilities in Southern California. Capitol owns and utilizes two slitting lines and the only toll coil pickling line on the West Coast capable of handling 40,000-pound coils. This line has capacity to process over 14,000 tons per month. Approximately 70% of Capitol's 1998 revenues were derived from processed steel sales, and approximately 30% were derived from steel processing services.

On March 6, 1999 the Company commenced a fundamental restructuring of Capitol, the purpose of which was to phase out a portion of the business which was not profitable and focus solely on the toll pickling and slitting areas of business where Capitol can generate profitability. The central focus of this change in strategy is to have Capitol terminate its traditional position of buying and selling steel for its own account (processed steel sales) and to concentrate exclusively on processing the steel owned by outside third parties. Management feels that Capitol was unable to compete effectively within its marketplace as a traditional steel service center. The inability to secure favorable terms and pricing from its suppliers placed Capitol Metals in the position of being at a strong competitive disadvantage within its own market place.

In December 1998, management concluded that to serve as solely a processor of steel would allow Capitol to effectively solicit from customers that had Capitol not changed its focus, would otherwise had been competitors. Subsequent to this restructuring, Capitol has received a significant amount of processing business from its former competitors.

Due to the restructuring, Capitol has been able to eliminate nineteen positions in business its manufacturing, sales, and administrative staff. This reduction in staff is projected to save the company approximately $900,000 per year.

Management believes that Capitol's toll pickling line provides a significant competitive advantage to the Company. In addition to providing the only pickling service on the West Coast for 40,000 pound coils, Capitol is able to offer to its pickling customers customized processing services for steel owned by such customers as well as storage of such steel in Capitol's warehouse facility.

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

Manufacturing

Capitol's processing services are performed in accordance with customer specifications. All processing and administrative operations are performed at Capitol's facility in Torrance, California.

Capitol is currently operating with two full shifts and is equipped (but not staffed) to run three full shifts. Capitol owns all of its manufacturing equipment.

Capitol provides its customers with fast reliable delivery of its processed products. Generally, Capitol distributes its products on a truckload basis.

Marketing, Distribution and Customers

Capitol has over 200 active customers throughout the western states. Atwood Mobile Products accounted for 10% of Capitol's business (after excluding Angeles sales) in 1998. By category for 1998, the customers by industry were approximately as follows:

        Description of Customers                  Percent of Sales
        ------------------------                  ----------------
     Building and construction related                   27
     Service centers and trading companies               20
     Specialty manufacturers                              7
     Automotive components and parts                     10
     Metal stamping and rollformers                      16
     Tube manufacturers                                  14
     Miscellaneous                                        6

                             TPSS Acquisition Corp.

Background

Effective December 31, 1998, the Company, through its wholly-owned subsidiary, TPSS Acquisition Corp. ("TPSS Acquisition"), purchased substantially all of the assets and assumed certain liabilities of Toledo Pickling, a privately-held steel processing and service center, head-quartered in Toledo, Ohio, TPSS Acquisition operates as a steel service center that provides value-added services to pickle, slit, cut to length, level, shear, warehouse and distribute flat-rolled steel. Old Toledo processed over 363,000 tons of steel in 1998, and has the capacity to handle up to 606,000 tons of flat-rolled steel on an annual basis. TPSS Acquisition is capable of supplying the most critical applications for hot-rolled, hot-rolled pickled and oiled, hot rolled pickled and dry lubed, high-strength/ low alloy, cold rolled and coated steel. In addition to its processing capabilities, TPSS Acquisition has over 20 acres of warehousing space that can store over 200,000 tons of steel (50,000 tons under roof). In addition TPSS Acquisition has a long-term relationship with a blanking operation in Toledo, Ohio that enables TPSS Acquisition to supply higher-value added, processed steel products.

With over 300 customers in over 25 industries, TPSS Acquisition has a diverse customer base and broad product mix primarily serving the midwestern and eastern United States. Primary customers for TPSS Acquisition include appliance, metal stamping, heavy truck and trailer, agricultural, tubing and automotive related companies. No single customer accounts for more than 8% of the overall revenue of TPSS Acquisition during 1998.

In addition to its higher value added processing capabilities, TPSS Acquisition provides a number of quality control and technical services to its customers. With an in-house laboratory TPSS Acquisition is able to perform a variety of industry product/property tests from chemical analysis to physical properties and hardness. TPSS Acquisition is currently in the process of being qualified for ISO 9000 certification. The target date for certification is November 1999.

Product and Services

TPSS Acquisition sells and processes flat rolled carbon steel products, which include:

          o    Hot rolled steel
          o    Pickled and oiled steel
          o    Pickled and dry lubed steel
          o    Cold rolled steel
          o    Galvanized steel

TPSS Acquisition processes steel to the precise thickness, length, width, shape, temper and surface quality specified by its customers. Value-added processes include:

          o Leveling - the flattening of steel to uniform tolerances for proper machining.
          o Slitting - the cutting of coiled steel to specified widths along the length of the coil.
          o Pickling - a chemical treatment to improve surface quality by removing the surface oxidation and scale which develops on the steel shortly after it is hot-rolled.

          o Trimming - a process which removes a specified portion of the outside edges of coiled steel to produce uniform width and round or smooth edges.
          o Shearing - a process that shears leveled sheets into smaller rectangular dimensions.
          o Blanking - the process in which flat rolled steel is stamped into precise dimensional shapes (i.e. circular, oval, rectangular).

TPSS Acquisition is a full service steel warehouse servicing the carbon flat-rolled market place in the Midwest. Among the services TPSS Acquisition offers is an in-line continuous pickling process which removes rust and other surface imperfections from the steel in order to make it meet critical surface quality requirements necessary to meet customer specification. The pickling line has a capacity of between 25,000 to 30,000 tons per month. In addition to the pickling line, TPSS Acquisition also offers it's customers precision leveling on it's two Herr-Voss leveling lines as well as the ability to slit wide master coils of 72" width to customer required widths of down to 1".

Manufacturing

TPSS Acquisition's products and processing are manufactured in accordance with customer specifications. All engineering, manufacturing and administrative operations are performed at TPSS Acquisition's facility in Toledo, Ohio.

TPSS Acquisition is currently operating with three shifts on the pickle line, one shift minimum in all other departments. Additional shifts are assigned as warranted by demand. TPSS Acquisition owns all of its manufacturing, processing and engineering equipment with the exception of two Herr-Voss leveling lines. The Company has a purchase option for the two level lines and intends to exercise this option during the second quarter of 1999. TPSS Acquisition ships and receives steel via truckload and railcar.

COMPETITION

Angeles

Competition in the steel frame industry is intense and Angeles competes with a number of entities, some of which may have greater financial resources than Angeles. Angeles competes against a number of other companies for sales in both the commercial and residential steel framing markets. To the extent that steel framing for residential housing becomes more widely accepted as an alternative to conventional lumber and concrete construction, competition may increase. Angeles competes for orders from its customers primarily on the basis of price, quality, timely delivery, engineering capability and reliability. Most of Angeles' orders are awarded by its customers on the basis of competitive bidding. Angeles sells primarily on a direct basis to contractors and sub-contractors, while it's manufacturing competitors sell primarily through building material dealers. Angeles believes that it can better service customers by selling products directly, rather than through dealers. Angeles does however sell through building material dealers in the rapidly expanding Las Vegas, Nevada and Phoenix, Arizona markets.

Capitol

The steel servicing industry is highly fragmented and competitive. Competition is based on price, service, quality, availability of products and geographic proximity. Capitol faces competition from national, regional and local independent servicing centers, many of which may have greater resources than Capitol. The Company believes that it will be able to compete more effectively as a result of recent restructuring whereby the Company will focus exclusively on the steel processing and servicing business. Management believes that Capitol's toll pickling line provides a significant competitive advantage to the Company. In addition to providing the only pickling service on the on the West Coast for 40,000 pound coils, Capitol is able to offer to its pickling customers customized processing services for steel owned by such customers as well as storage of such steel in Capitol's warehouse facility.

TPSS Acquisition

The steel service center industry is extremely dense in the corridor between Chicago and Cleveland. As many as 1400 steel distributors and warehouses operate in Ohio, Michigan, Indiana and Illinois. There are 12 pickling lines currently operating within a 200 mile radius of Toledo. The market segments driving this region are automotive, steel tube, and appliance along with their respective tiered suppliers.

TPSS Acquisition has a somewhat unique position with its ability to operate as a service center and a toll processor. Tons shipped per month are nearly balanced between steel sold and steel processed. Additionally, few other service centers in North America have the capability of pickling, slitting, leveling and shearing hot rolled steel under one roof.

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

EMPLOYEES

At March 28, 1999, the Company had 75 full-time employees at Angeles, 28 full-time employees at Capitol, and 91 full-time employees at TPSS Acquisition. The Company believes that its employee relations are good.

On May 1, 1998 Capitol entered into a contract, which expires on November 1, 2000, with the International Longshoremen and Warehousemen's Union Local No. 76 ("ILWU"), which has been certified as the exclusive representative for 11 employees working in the Torrance, California facility as of March 28, 1999.

On March 22, 1999, TPSS Acquisition entered into a union contract representing 57 employees as of March 28, 1999. The contract expires on November 1, 2002.

                     Former Real Estate Development Business

From 1994 through the January 1997 Merger, the Company's operations were exclusively in the real estate development business,. The real estate development projects the Company was involved in during 1994 to January 1997 were known as the Northcrest Joint Venture, Golden Prairie Northcrest Joint Venture, Columbine Home Sales, LLC, and Bear Star Limited Liability Company. Prior to the Merger, the Company sold certain assets of the Company, including the Company's interest in the Northcrest Joint Venture, to three executive officers and directors

(the "Former Directors") of the Company (the "Asset Sale"). As part of the Asset Sale, the Former Directors assumed all obligations of the Company existing prior to the Merger. See "Item 12, Certain Relationships and Related Transactions" for a description of the Asset Sale. During April 1997, the Company sold its interest in Bear Star.


ITEM 2.  DESCRIPTION OF PROPERTY

Executive Offices

The Company currently occupies office space at 410 17th Street, Suite 400, Denver, Colorado 80202. The Company shares its Denver office, consisting of an aggregate of 7,585 square feet, including office space, conference facilities and reception area, with The Stone Pine Companies and other affiliated entities. Stone Pine Atlantic, LLC ("SP Atlantic") and its affiliates provide administrative, accounting, investor relations and investment banking services to the Company pursuant to a Services Agreement (see Item 12 "Certain Relationships and Related Transactions"). The Company also maintains executive offices at Capitol, 20000 South Western Avenue, Torrance, California 90501 consisting of 20,000 square feet. During 1998, the Company moved the executive offices at Angeles to Capitol. Management is of the opinion that the executive office space in Denver and Torrance is adequate for the needs of the Company for the foreseeable future.

Production Facilities

The principal production facilities, which are leased, consist of the following:

Angeles and Capitol

                                                 Approximate
               Location                          Square Footage             Lease Term
               --------                          --------------             ----------
Torrance, California                       Buildings          340,000     01-13-98 through
(Corporate Headquarters, Manufacturing     Land (14 Acres)    609,840     12-31-2006*
Plant, Warehouse, Land and Buildings)

*Includes two three-year extension options.

The principal production facilities of Angeles, all of which are leased, consist of the following:

                                                 Approximate
               Location                          Square Footage             Lease Term
               --------                          --------------             ----------
Vancouver, Washington
(Plant, Offices, Warehouse, Land and              Buildings    20,000       01-15-97 through
Buildings)                                        Land        130,680       01-14-2000

Sacramento, California                            Buildings    11,500       Month to Month
(Warehouse and Office)                            Land         46,600

Tacoma, Washington                                Buildings    20,000       10-01-96 through
(Warehouse and Offices)                           Land         93,400       09-30-99

Vancouver, Washington                             Building       7,500      Month to Month
(Warehouse, Land and Building)                    Land         120,000


The principal production facility of TPSS Acquisition, which are leased, consists of the following:

Production Facility

                      Approximate
  Location           Square Footage                     Lease Term
  --------           --------------                     ----------
Toledo, Ohio         Plant, Office                  1/12/99-12/31/03
                     and                            (Plus two 5 year options)
                     Manufacturing     162,000
                     Land (20 Acres)   871,200

All of the Company's facilities are in good or excellent condition and are adequate for its existing operations. During 1998, the Company relocated the Los Angeles, California operations of Angeles to the Torrance, California facility currently used by Capitol.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the Company's security holders was held on December 1, 1998. The following proposals were voted upon and approved at the meeting.

         1.  Proposal for election of the following directors:

                           Class I (terms expire in 2001)
                           -----------------------------
                               Paul Bagley, Chairman
                               Thompson H. Rogers

         Paul Bagley:
                                   Number           Percentage of
                                  Of Shares       Outstanding Shares
                                  ---------       ------------------
                       For        17,296,106            72.8%
                       Against         5,000               *
                       Abstain                             *

         Thompson H. Rogers:
                                   Number           Percentage of
                                  Of Shares       Outstanding Shares
                                  ---------       ------------------
                       For        17,930,256            72.8%
                       Against           750               *
                       Abstain        15,000               *

         2. Proposal to ratify the selection, by the Company's Board of Directors, of Arthur Andersen LLP as the Company's certifying accountants.

                                   Number           Percentage of
                                  Of Shares       Outstanding Shares
                                  ---------       ------------------
                       For        17,939,106            72.8%
                       Against         7,000               *
                       Abstain             0               *

         3. Proposal to approve changes to Company's 1997 Stock Incentive Plan.

                                   Number           Percentage of
                                  Of Shares       Outstanding Shares
                                  ---------       ------------------
                       For        11,612,597            47.2%
                       Against        59,500               *
                       Abstain         6,170               *

          4. Proposal to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized Common Shares to 200,000,000.

                                   Number           Percentage of
                                  Of Shares       Outstanding Shares
                                  ---------       ------------------
                       For        17,836,086            72.4%
                       Against        94,850               *
                       Abstain        15,170               *

* Less than 1%

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

                             YEAR ENDED DECEMBER 31,

                             1998                 1997
                       --------------       --------------
                        HIGH     LOW         HIGH     LOW
                       -----    -----       -----    -----
1st Quarter.......     $3.53    $0.63       $2.75    $1.50


2nd Quarter.......     $2.34    $1.00       $3.00    $1.00


3rd Quarter.......     $1.04    $0.28       $3.50    $1.50


4th Quarter.......     $0.46    $0.13       $2.00    $1.00

The number of record holders of Common Shares of the Company as of March 15, 1999 was 145.

The Company had the following number of Convertible Preferred Shares issued and outstanding as of March 15, 1999: Series A 12% Convertible Preferred Shares, 1,000,000 authorized and 744,000 outstanding (the "Series A Preferred Shares"); Series B 12% B Convertible Preferred Shares, 1,000,000 authorized and 449,000 outstanding (the "Series B Preferred Shares"); Series C 6% Convertible Preferred Shares, 200 authorized and no shares outstanding (the "Series C Preferred Shares"); and Series D 8% Convertible Preferred Shares, 350 authorized and no shares outstanding (the "Series D Preferred Shares"). The 200 Series C Preferred Shares were issued in March 1998 and all were converted into Common Shares by November 5, 1998. The Company expects to issue the Series D Preferred Shares in 1999 in connection with the settlement of certain obligations of TPSS Acquisition.

Each Series A Preferred Share and each Series B Preferred Share is convertible into one Common Share at the option of the holder of such shares. The Series D Preferred Shares are convertible into Common Shares of the Company at a conversion price per Series D Preferred Share equal to $10,000 divided by 95% of the arithmetic average of the closing bid prices for each of the five trading days prior to the exercise date of any such conversion. The Series D Preferred Shares are convertible at the option of the holder of such shares, at any time after the thirtieth day after the Common Shares underlying the Series D Preferred Shares have been registered on a Registration Statement with the Securities and Exchange Commission (the "Registration Statement"). The Company intends to file the Registration Statement during the second quarter of 1999.

The holders of the Series A Preferred Shares, Series B Preferred Shares and Series D Preferred Shares are entitled to receive, prior and in preference to any declaration or payment of any dividend on Common Shares of the Company, dividends at the rate of, $0.12, $.012 and $800 per share, respectively, per annum, payable quarterly in cash or at the option of the Company, in Common Shares. The Company's Loan and Security Agreement with Congress Financial Corporation ("Congress Financial") prohibits the payment of cash dividends on the Common Shares.

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

Recent Sales of Equity Securities

During the fiscal year ended December 31, 1998, the Company issued unregistered equity securities in connection with the following transactions.

In January 1998, the Company issued to Paul Bagley 1,500,000 of the Company's Common Shares in consideration of a loan made by Mr. Bagley to the Company in January 1998 evidenced by a convertible promissory note of the Company convertible into 1,750,000 Common Shares of the Company. Paul Bagley has agreed to extend the maturity date to January 15, 2000 in exchange for warrants to purchase 1,750,000 of the Company's Common Shares at $.20 per share.
The warrants will expire on March 6, 2004.

In January 1998, the Company issued 269,349 Common Shares to Binhad, Inc. as partial consideration of the purchase of the assets of Old Capitol.

In March 1998, the Company issued to Stone Pine Atlantic, LLC ("SP Atlantic") 214,286 of the Company's Common Shares in consideration of a loan made by SP Atlantic to the Company in March 1998 evidenced by a convertible promissory note of the Company convertible into 250,000 Common Shares. SP Atlantic has agreed to extend the maturity date to January 15, 2000 in exchange for warrants to purchase 250,000 of the Company's Common Shares at $.20 per share. The warrants will expire on March 6, 2004.

In March 1998, the Company issued to Christian W. Wolf, who was a director of the Company at the time, 250,000 of the Company's Common Shares as consideration in connection with a consulting arrangement between Mr. Wolf and the Company.

In April 1998, the Company issued to Trilogy Capital Group, Inc. ("Trilogy") 50,000 of the Company's Common Shares in satisfaction of certain obligations owed by the Company to Trilogy.

The Company issued and sold, in a private placement, an aggregate of $5 million of its 10% Convertible Notes (the "10% Notes"). The Company issued $2 million of the 10% Notes on April 8, 1998, $1.5 million on April 16, 1998, $500,000 on June 10, 1998 and $1,000,000 on June 16, 1998. At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, on whole or increments of at least $20,000 of principal, may be converted by the holder thereof into Common Shares of the Company (the "Conversion Shares") at the Conversion Price equal to the lesser of (i) $1.75 per share or (ii) the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for the twenty trading days prior to the exercise date of such conversion and (y) on or after October 5, 1998 at a per share price equal to seventy-five percent (75%) of the arithmetic average of the closing bid and ask prices of the Company's Common Shares for each of the twenty trading days prior to the exercise date of such conversion. As of December 31, 1998, $2,827,000 of principal amount of the 10% Notes and $242,692 of interest had been converted into 18,365,332 Common Shares of the Company. Subsequent to December 31, 1998, $173,000 of the 10% Notes was converted into 1,308,811 Common Shares. The maturity date of the remaining 10% Notes of $2,000,000 has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company has agreed to issue to the holders of the $2 million outstanding 10% Notes warrants to purchase an aggregate of 2,000,000 Company Common Shares at $.20 per share. The warrants expire on March 6, 2004. The Company has agreed to promptly register the Common Shares underlying the warrants for resale by the warrantholders.

In June 1998, the Company issued to MCM Capital Management, Inc. ("MCM"), 100,000 of the Company's Common Shares in satisfaction of certain obligations owed by the Company to MCM.

In June 1998, the Company issued to International Investor Relations Group, Inc. ("IIRG"), 120,000 of the Company's Common Shares in satisfaction of certain obligations owed by the Company for past services and future services to be performed.

In August 1998, the Company issued to Capital Fund Leasing, LLC ("Capital Fund Leasing") 100,000 of the Company's Common Shares in connection with the purchase of $500,000 of the Company's 15% Convertible Notes by Capital Fund Leasing. In September 1998, the Company issued to Capital Fund Leasing an additional 100,000 of the Company's Common Shares in connection with the purchase of an additional $500,000 of the Company's 15% Convertible Notes. In October 1998, in connection with the redemption of the 15% Convertible Notes and the issuance of 18% Convertible Notes, the Company issued to Capital Fund Leasing 800,000 of the Company's Common Shares. The $1,550,000 outstanding 18% Convertible Notes are convertible into 12,916,667 Common Shares of the Company at $0.12 per share. In connection with the repayment of $18,900 principal balance due January 15, 1999 of the 18% Convertible Notes and the extension of the maturity date of the $1,550,000 of the 18% Convertible Notes from January 19, 1999 to April 19, 1999, in January 1999 the Company issued to Capital Fund Leasing 607,500 of the Company's Common Shares. In connection with the second extension of the maturity date of the 18% Convertible Notes from April 19, 1999 by July 18, 1999, in March 1999 the Company issued to Capital Fund Leasing 450,000 of the Company's Common Shares. In connection with the extension of the July 18, 1999 maturity date of the 18% Notes to January 15, 2000, in April 1999 the Company has agreed to issue to Capital Funding Leasing warrants to purchase 1,550,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004.

The Company issued 686,488 Common Shares to the holders of the Company's 10% Convertible Notes in lieu of cash interest due and owing on the 10% Notes on October 1, 1998. The Company will issue during April 1999, 436,444 Common Shares to the holders of the 10% Notes in lieu of cash interest due and owing on April 1, 1999

In December 1998, the Company issued to SPIB Management, LLC ("SPIB Management") 95,455 of the Company's Common Shares in connection with the purchase of $75,000 principal amount of an 18% Convertible Notes by SPIB Management, (convertible into 625,000 Common Shares of the Company). In connection with the extension of the maturity date of this note, in April 1999, the Company agreed to issue to SPIB Management 43,550 Common Shares and a warrant to purchase 75,000 Common Shares at $.20 per share. The warrant will expire on March 6, 2004.

In January 1999, the Company issued to Security Income Trust LP ("SIT"), a Company affiliated with a director of the Company, 1,000,000 of the Company's Common Shares as additional consideration of the purchase of $1,250,000 principal amount of 18% Notes by SIT. In January 1999, the Company issued 75,000 common shares to a consultant for servicing rendered in 1998.

In February 1999, the Company issued to the U.S. Steel Group of USX Corporation 4,784,689 of the Company's Common Shares as partial consideration for the settlement of certain obligations owed to USX Corporation by TPSS Acquisition.

There were no underwriters involved in any of the transactions described above. The issuance of Securities above were deemed to be exempt from registration under the Securities Act of 1933 by Section 4(2) thereof based on the investor's suitability and/or representations furnished by the security holders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

INTRODUCTION

Prior to 1997, the Company's operations were exclusively in the real estate business. During January 1997, a subsidiary of the Company merged with Angeles Acquisition, a privately held company, with Angeles Acquisition surviving the merger as a wholly-owned subsidiary of the Company. Prior to the merger, Angeles Acquisition had acquired Angeles, for a total consideration of approximately $4,300,000. Angeles and its wholly-owned subsidiary, CBS, fabricate and sell steel framing materials for commercial and residential structures.

In the Merger, the Company issued 8,638,003 new Common Shares to the sole stockholder of Angeles Acquisition. Immediately following the Merger, the Company sold 5,496,911 Common Shares in a private transaction for an aggregate purchase price of $1,000,000 (the "January 1997 Share Issuance").

On August 22, 1997, Angeles Acquisition transferred all of its assets, consisting mainly of the shares of Angeles and all of its obligations, to the Company, after which Angeles became a wholly-owned subsidiary of the Company. At the date of transfer, the investment in Angeles amounted to $4,309,443, and liabilities assumed included a note payable to Angeles in the amount of $3,268,801, including accrued interest. The remaining liabilities included accounts payable of $31,824 and a note payable to the Company of $1,000,000, plus accrued interest of $8,818.

In January 1998, the Company, through its subsidiary, Angeles Acquisition, acquired substantially all of Old Capitol's assets in a sale approved by the U.S. Bankruptcy Court (the "Capitol Acquisition"). The purchase price of Old Capitol's assets was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes $300,000 in 269,349 Common Shares of the Company, the assumption of an outstanding note and related interest of $626,000, the repayment of $4,764,000 of Capitol's previously existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. Simultaneously, Angeles Acquisition entered into a lease with Danat Investment Company for the real property formerly used in the operations of Old Capitol. During February 1998, Angeles Acquisition changed its corporate name to Capitol Metals Co. ("Capitol"). Capitol, a wholly-owned subsidiary of the Company, operates a steel service center, which provides pickling, slitting, leveling, storage and other processing services to its customers.

In January 1998, in connection with the Capitol Acquisition, the Company assumed an outstanding note in the amount of $600,000 and related interest of $26,000. The Company then issued a new replacement note, which bears interest at a rate of 10% per annum and is collateralized by substantially all the assets of Capitol (subordinated to Congress Financial). As of

December 31, 1998, $180,000 was due and owing on this note. The note was paid in full on March 30, 1999. Also, in connection with the Capitol Acquisition, Capitol issued to the unsecured creditors of Old Capitol $1,500,000 in promissory notes, bearing interest at 9% per annum. These notes were restructured into one note of $1,300,000 in 1998 (the "Binhad Note"). During April 1999, the unpaid principal of the Binhad note of $1,300,000 was refinanced by a new note. The new note calls for a payment of $409,426 including accrued interest due on April 30, 1999 with monthly payment from May 15, 1999 through June 15, 2000 of $67,707 plus interest at 10%. The amount due Binhad has been classified as current, as a result of the Company not being in compliance at December 31, 1998 under the Congress loans.

In January 1998, in connection with the Capitol Acquisition, Capitol and Angeles entered into a $20 million borrowing facility with Congress Financial, which consists of revolving credit facilities, term loans, letter of credit facilities and equipment facilities. The Company was not in compliance with certain financial covenants of these loans as of December 31, 1998 and has not received waivers and therefore all amounts due Congress are classified as current.

During January 1998, in connection with the Capitol Acquisition and the transactions with Congress Financial, Paul Bagley, the Chairman and Chief Executive Officer of the Company, loaned $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company in the amount of $1,750,000, with a 12% annual interest rate, payable monthly in arrears. The maturity date has been extended through January 15, 2000. In connection with such extension, in April 1999, the Company has agreed to issue to Mr. Bagley warrants to purchase 1,750,00 Company Common Shares at $.20 per share. The warrants until expire on March 6, 2004.

Effective December 31, 1998, the Company, through its wholly-owned subsidiary, TPSS Acquisition, purchased substantially all of the assets and assumed certain liabilities of Toledo Pickling, a privately held steel processing and service center, headquartered in Toledo, Ohio. The transaction was accounted for using the purchase method of accounting and the total consideration was approximately $ 16,033,000, consisting primarily of the assumption of certain liabilities of Toledo Pickling including the amount due under the Restated Loan and Security Agreement by and among Toledo Pickling, National Bank of Canada ("NBC") and Finova Capitol Corporation ("Finova") as to which the outstanding balance as of December 31, 1998 was approximately $5,647,000 (the "Revolving Loan Agreement"); the liabilities and obligations under the Loan and Security Agreement by and between Seller and Finova as to which the outstanding principal loan balance due thereunder, as of December 31,1998 was approximately $2,596,000 (the "Term Loan Agreement"); accounts payable of approximately $7,328,000 and various other liabilities of approximately $462,000 as of December 31,1998. The Revolving Loan Agreement and the Term Loan Agreement were assumed by TPSS Acquisition and guaranteed by the Company and the former president and shareholder of Toledo Pickling and were required to be refinanced or repaid by April 12, 1999. As of April 12, 1999, these loans were not refinanced or repaid and the Company is subject to penalties in the amount of $2,000 per day until these loans are refinanced or repaid.

On March 6, 1999 the Company commenced a fundamental restructuring of Capitol, the purpose of which was to phase out a portion of the business which was not profitable and focus solely on the toll pickling and slitting areas of business where Capitol can generate profitability. The central focus of this change in strategy is to have Capitol terminate its traditional position of buying and selling steel for its own account (processed steel sales) and to concentrate exclusively on processing the steel owned by third parties. Management feels that Capitol was unable to compete effectively within its marketplace as a traditional steel service center. The inability to secure favorable terms and pricing from its suppliers placed Capitol Metals in the position of being at a strong competitive disadvantage within its own market place.

PLAN OF OPERATION

With the acquisitions of Angeles, Capitol and TPSS Acquisition, the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses. Acquisition plans, capital needs and plans to raise additional capital by the Company are described below under "Liquidity, Capital Resources and Financial Condition".

A primary focus of 1998 was the integration of Angeles and Capitol. In addition to the common secured loan facilities, the Company integrated several operating functions. Angeles corporate offices were relocated to the Torrance facility used by Capitol, as were Angeles Southern California manufacturing operations. Management, purchasing and accounting personnel were integrated. Receiving and slitting operations were combined. Common suppliers now support many operational functions, including common information technology systems.

The Company's business strategy is to increase its profitability through expansion of its existing operations and acquisitions of businesses that are strategically located or positioned to diversify or enhance the Company's customer base, product range and geographic coverage. The Company is in preliminary negotiations with acquisition candidates. In order to facilitate the financing of these acquisitions, the Company has entered into an engagement agreement with an investment banking firm to act as its agent for the placement of the Company's securities. No amounts are due to the investment banking firm unless such financing is successfully consummated. There can be no assurance that any acquisition will be completed or that the Company will issue any securities.

The Company's Common Shares are currently traded on the NASD OTC Bulletin Board. The Company intends to qualify for listing on the Nasdaq Stock Market or American Stock Exchange as soon as possible. There is no assurance that the Company will be able to obtain listing on the Nasdaq or American Stock Exchange.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

For the year ended December 31, 1998, the Company had a net loss of $14,825,879 on net sales of $20,291,655 as compared to a net loss of $2,478,577 on net sales of $16,989,478 for the year ended December 31, 1997. The loss in 1998 is a result of an increase in the cost of goods sold, an increase in operating expense, an increase in interest expense, an increase in depreciation and amortization and expenses associated with the termination of an acquisition in 1998, all as described further below. In addition, the Company had insufficient working capital at Angeles and Capitol to purchase inventory to generate steel sales volume necessary to cover these expenses in 1998. The basic and diluted net loss per share amounted to $.65 for 1998 as compared to a $.17 loss per share for 1997.

The Company reported net sales of $20,291,655 during the year ended December 31, 1998, net sales increased by $3,302,000 or 19.4% from 1997. The reason for this increase in sales was the acquisition of Capitol by the Company in January 1998, which accounted for $7,235,848 of net sales in 1998. Net sales of Angeles decreased from $16,989,478 to $13,055,807 due to insufficient funds to purchase inventory. Cost of goods sold increased by $3,657,000 or 26.1% in 1998. This disproportionate increase in cost of goods sold resulted in a smaller gross profit percent of 12.9% in 1998 while in 1997, the gross profit percent was 17.5%. The primary reason for this decrease was the smaller gross margin on steel sales generated by Capitol Metals subsidiary. In addition, as a result of the Company's exit from the retail steel business, the Company incurred $289,862 in additional cost of sales to record the inventory at its net realizable value. Gross profit percentage for Angeles was 18.3% in 1998, compared with 17.5% in 1997.

Operating expenses totaled $11,312,428 for the year ended December 31, 1998 including selling, general and administrative expenses of $6,033,930, payroll and related benefit expenses of $3,880,587, depreciation and amortization of $889,858 and impairment costs of $508,053. Operating expenses increased $6,283,000 or 124.9% in 1998. This increase is attributed to the costs and expenses incurred as a result of the acquisition and operation of Capitol including an increase in rent expense of $750,000, an increase in depreciation and amortization of $410,000, an increase in shipping and selling expenses of $253,000, additional consulting and professional fees of $376,000, and other general administrative costs of $558,000. Other increases in selling, general and administrative costs not specifically attributable to Capitol include an increase in shipping and selling expenses of $222,000 and an increase in general and administrative costs of $470,000.

There was an increase of $1,819,000 or 88.3% in payroll and related benefits. The primary reasons for the increase is the Capitol acquisition in early 1998, which resulted in the addition of 49 employees along with three senior operating executives to manage Capitol.

Another major component of the increase in operating costs in Fiscal 1998 is the impairment costs the Company incurred in restructuring Capitol to no longer buy and sell steel and carry inventory on hand. The primary business purpose will now be to operate as a steel processing center. The amount of this charge in 1998 was $508,053 while in 1997, there were no impairment costs. The gross profit of $2,613,589 was not sufficient to cover these operating expenses. As a result, the Company incurred a loss from operations of $8,698,839.

Other expenses increased by $5,710,000 or 1,361% in 1998, primarily due to the increase in interest expense of approximately $4,610,000 a large portion of which was non-cash. This increase relates to the convertible financing that the Company relied upon to finance its operations along with the additional new borrowings incurred by Capitol. Additionally, during 1998 the Company incurred significant costs in connection with the potential acquisition of a steel processing company. This transaction ultimately was not consummated and the Company wrote off costs of approximately $1,007,000 in connection with this transaction. Other income, primarily scrap sales, decreased $92,000 or 56% which was due to a decrease in scrap sales.


Effect of Inflation

Inflation did not have a significant effect on the operations of the Company during the fiscal year ended December 31, 1998. However, in the steel business, acquisition of steel is a major cost factor in the production process. As steel prices rise and decline, management believes that proper selection, competition of steel supply companies, timing of purchases and future sales price adjustments should hopefully decrease any significant adverse effect on the Company.

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


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

                               Financial Condition

During 1998 the Company reported a net loss of $14,825,879. This loss included significant non cash and/or nonrecurring items including $2,062,373 in accretion of discount on debt, $1,703,863 in amortization of loan cost, $1,007,288 in charges related to an acquisition that was not consummated, $508,053 impairment loss, inventory reserve of $289,862, depreciation and amortization of $889,858 interest paid in common shares of $242,692 and consulting fees paid in common shares of $1,029,899, totaling $7,733,888.

As of December 31, 1998, the Company had negative working capital of $20,200,169 and a shareholders' deficit of $4,195,554. At December 31, 1998, the total assets of the Company were $29,754,996, consisting of cash of $48,466, accounts receivable of $6,853,720, inventories of $4,872,424, prepaid and other expenses of $554,505, property and equipment of $12,387,793, net of accumulated depreciation and amortization, deferred loan fees of $290,082 and other assets, including goodwill, of $4,748,006. The total current liabilities of the Company at December 31, 1998 were $32,819,366, consisting of $11,689,881 in accounts payable, line of credit of $5,646,748, accrued liabilities of $547,111, current portion of long-term debt of $7,505,509, $2,075,000 of convertible notes to affiliates, $3,646,460 of convertible notes payable, capital lease obligations of $193,895, other notes of $1,480,000 and other current liabilities of $34,762. See the Company's consolidated financial statements, included elsewhere in this report, for detailed financial information regarding the Company.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to obtain sufficient additional capital and to generate sufficient revenues to sustain its operations. The outcome of these activities cannot be determined at this time and there is no assurance that the Company will have sufficient funds to execute its business plan or generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of the liabilities that might result should the Company be unable to continue as a going concern.

The Company plans to raise additional working capital through private offerings of debt of equity.

                         Liquidity and Capital Resources

Since January 1997, the Company has primarily financed its operations with cash available under its credit facilities and funds advanced under loan arrangements, including certain loans from affiliated entities. The Company has also financed its operations through the private placement of capital stock and convertible securities, including $1,000,000 from sales of Common Shares in January 1997, $2,000,000 from the March 1998 sale of Series C Preferred Shares, $5,000,000 from the issuance of 10% convertible notes in April 1998 and June 1998, $1,000,000 from issuance of the 15% convertible notes in August and September 1998, $550,000 from the issuance of the 18% convertible notes in October 1998, $75,000 from the issuance of a 18% convertible note in December 1998 and $1,250,000 from the issuance of 18% notes in January 1999.

                       Cash Provided by Credit Facilities

During January 1998, the Company entered into a financing arrangement with Congress Financial. The Company incurred $8,100,000 of indebtedness from Congress Financial, of which $3,300,000 was utilized for the repayment of outstanding revolving and term indebtedness of Angeles and $4,800,000 of which was utilized in connection with the acquisition of Capitol. Congress Financial provided $1,400,000 and $3,300,000 in financing under revolving lines of credit to Angeles and Capitol, respectively, and provided $1,900,000 and $1,500,000 to Angeles and Capitol, respectively, in financing under term loans. These loans are collectively referred to as the "Congress Facility".

Under the Congress Facility, Angeles and Capitol can borrow up to a maximum of $20 million. The revolving line of credit portion of the Congress Facility is limited by the amount of eligible accounts receivable and inventory and requires Angeles and Capitol to comply with certain financial and other non-financial covenants, as defined in the agreement. The Congress Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial and other non-financial covenants by both Angeles and Capitol, to provide financing for general corporate purposes. The revolving line of credit component of the Congress Facility is due in January 2000. The term loans are to be repaid in 60 monthly installments commencing February 1, 1998. Amounts drawn under the Congress Facility bear interest at a rate which is .75% per annum over the prime rate announced by First Union Bank Corporation for the interest period. The Company is not in compliance with these covenants as of December 31, 1998 and has not received waivers, and therefore all amounts due Congress are classified as current. As a result of the covenant non-compliance, Congress Financial is entitled to all of the remedies contained in the Congress Facility agreements, including but not limited to acceleration of the Congress Facility. On February 1, 1999, the Congress Facility was amended. The amendment provides, among other things, for a temporary increase (from February 1, 1999 through March 31, 1999) in interest rates from .75% to 1.75% per annum in excess of the bank's prime rate. The amendment also provides for additional weekly principal payments of $17,400 for a eight-week period starting February 1, 1999.

All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and CBS.

Effective December 31, 1998, the Company through TPSS Acquisition purchased substantially all of the assets of Toledo Pickling. The total consideration for the purchase of Toledo Pickling was approximately $16,033,000 and consisted primarily of the assumption of certain liabilities of Toledo Pickling including:
1) $5,647,000 of obligation under the Restated Loan and Security Agreement by and among Toledo Pickling, National Bank of Canada ("NBC") and Finova Capital Corporation ("Finova"), 2) $2,596,000 of obligations due Finova under the Term Loan Agreement, 3) accounts payable of $7,328,000 and 4) certain liabilities and obligations under certain leases and contracts. The Revolving Loan Agreement and Finova Term Loan Agreement were assumed by TPSS Acquisition and guaranteed by the Company and the former president and shareholder of Toledo Pickling and were required to be refinanced or repaid by April 12, 1999. As of April 12, 1999, these loans were not refinanced or repaid and the Company is subject to penalties in the amount of $2,000 per day until these loans are refinanced or repaid. The Company was not in compliance with certain covenants under the Revolving Loan Agreement and Finova Term Loan Agreement as of December 31, 1998 and has not received waivers.

                      Cash Provided by Affiliated Entities

During 1998, the Company received cash from affiliated entities as follows:

During January 1998, in connection with the Capitol Acquisition and the transactions with Congress Financial, Paul Bagley, the Chairman and Chief Executive Officer of the Company, loaned $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "1998 Bagley Note") in the amount of $1,750,000, with a 12% annual interest rate, payable monthly in arrears. The maturity date has been extended through December 31, 1999. The Company has agreed to issue a warrant to purchase 1,750,000 Common Shares at $.20 per share. The warrant will expire on March 6, 2004.

During March 1998, SP Atlantic loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "SP Atlantic Note") in the aggregate amount of $250,000, with a 12% annual interest rate, payable monthly in arrears. The maturity date has been extended to January 15, 2000. The Company has agreed to issue warrants to purchase 250,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004.

On December 7, 1998 SPIB Management purchased $75,000 principal amount of 18% convertible notes from the Company. The notes were due on March 7, 1999. The Company may at its election, extend the due date for two additional ninety-day periods. For each ninety-day extension the Company has agreed to issue 21,775 of its Common Shares. These notes may be converted into Common Shares of the Company at the conversion price of $.12 per share. The Company issued 95,455 of its Common Shares as the initial loan fee in connection with these notes. The maturity date has been extended to January 15, 2000. The Company will issue 43,550 Common Shares for both ninety-day extension plus warrants to purchase 75,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004.

In January 1999, Security Income Trust L.P. ("SIT"), a company affiliated with a director of the Company, purchased $1,250,000 principal amount of an 18% convertible note from the Company. The Company issued 1,000,000 of its Common Shares to SIT as additional consideration for the purchase of the note. The note is due on July 10, 1999. The Company may, at its election, extend the maturity of the note for two successive ninety-day periods. The interest on the Note is to be paid on the maturity date of the note. In connection with and at the time of the granting extension, the Company shall issue to SIT 1,000,000 Common Shares.

                       Cash Provided by Private Placements

During Fiscal 1998, the Company raised additional capital through private placements as follows:

During March 1998, the Company sold 200 shares of Series C Convertible Preferred Shares at $10,000 per share for a total consideration of $2,000,000. As of November 5, 1998, all of the Series C Convertible Preferred Shares were converted into 8,775,284 Common Shares. The Series C Convertible Preferred Shares were convertible into Common Shares of the Company commencing April 20, 1998, at a conversion price per Series C Preferred Share equal to $10,000 divided by the lesser of (x) $1.75 or (y) 75% of the arithmetic average of the closing bid prices for each of the five trading days prior to the exercise date of any such conversion. As part of this transaction, the Company issued Common Stock Purchase Warrants to purchase 250,000 of the Company's Common Shares at a price of $2.38 per share. The Warrants can be exercised any time until March 6, 2000. None of the Warrants have been exercised as of March 31, 1999.

In March 1998, the Company issued to two investors warrants to purchase 2,000,000 Common Shares (1 million exercisable at $1.00 per share and 1 million at $.75 per share), expiring March 2001 and March 2000, respectively. The warrants were issued in exchange for $385,000 of cash paid by SP Atlantic and are currently exercisable.

The Company has issued and sold, in a private placement, an aggregate of $5.0 million of its 10% Convertible Notes ("10% Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The Company issued $2 million of the 10% Notes on April 8, 1998, $1.5 million on April 16, 1998, $500,000 on June 10, 1998 and
$1,000,000 on June 16, 1998. The original maturity date of the remaining 10% Notes of $2 million has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company has agreed to issue to the holders of the $2 million outstanding 10% Notes warrants to purchase an aggregate of 2,000,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the Common Shares underlying the warrants with the Securities and Exchange Commission. The proceeds from the issuance of the 10% Notes were used for working capital. As of December 31, 1998, $2,827,000 of the 10% Notes and $242,692 of interest had been converted into 18,365,332 shares of the Company's Common Stock.

In August 1998, Capital Fund Leasing, LLC ("Capital Fund Leasing") purchased $500,000 of the Company's 15% Convertible Notes. In connection with such investment, the Company issued 100,000 Common Shares to Capital Fund Leasing. In September 1998, Capital Fund Leasing purchased an additional $500,000 of the Company's 15% Convertible Notes. In connection with the purchase of such Notes, the Company issued an additional 100,000 Common Shares to Capital Fund Leasing. In October 1998, the 15% Convertible Notes were redeemed and 18% Convertible Notes were issued. In connection therewith the Company issued to Capital Fund Leasing 800,000 of the Company's Common Shares. The $1,550,000 outstanding 18% Convertible Notes are convertible into 12,916,667 Common Shares of the Company at $0.12 per share. In connection with the repayment of $18,900 principal payment due January 15, 1999 of the 18% Convertible Notes and the extension of the maturity date of the 18% Convertible Notes from January 19, 1999 to April 19, 1999, in January 1999 the Company issued to Capital Fund Leasing 607,500 of the Company's Common Shares. In connection with the second extension of the maturity date of the 18% Convertible Notes from April 19, 1999 by July 18, 1999, in March 1999 the Company issued to Capital Fund Leasing 450,000 of the Company's Common Shares. The July 18, 1999 maturity date of the 18% Notes has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company agreed to issue to Capital Fund Leasing warrants to purchase 1,550,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the Common Shares with the Securities and Exchange Commission.

The Company is currently working with potential investors to raise additional funds for working capital and funds necessary to refinance secured debt currently in default. The Company may be required to obtain additional lines of credit for working capital purposes and make periodic public offerings or private placements in order to meet its needs for such funds. While the Company does not believe it will be restricted in financing its growth, there can be no assurance that such sources of financing will be available to the Company in sufficient amounts or on acceptable terms. Under such circumstances, the Company expects to manage its growth within the financing available.

The Company also plans to engage in strategic acquisitions. As these investments are identified and funds are needed to complete such acquisitions, additional financing for such acquisitions will be necessary.

READINESS FOR YEAR 2000

The Company is in the process of upgrading its information systems. The new systems, which were installed during 1998 and are currently being used by both Capitol and Angeles, are designed to be year 2000 compliant. The Company intends to implement this system for the TPSS Acquisition operations during 1999. The new systems will provide management with better information on a more timely basis. The costs of the Company's year 2000 compliance effort are being funded with cash flows from operations. These costs are not expected to have a material adverse effect on the Company's results of operations or cash flows.

While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have a material effect on some of the Company's suppliers, customers and financial institutions and thus indirectly affect the Company. The Company will conduct a program, including soliciting responses from major customers and suppliers, to ascertain the compliance status of the companies with whom the Company conducts material business. A business resumption contingency plan will be developed prior to year end containing contingency plans addressing actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or suppliers failure.

ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in the year ended December 31, 1998. These new pronouncements had no material impact on the Company's consolidated financial statements.


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

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Information concerning the current members of the Company's Board of Directors (the "Board") and its executive officers is as follows:


Directors and Executive Officers     Age        Position
--------------------------------     ---        --------
Paul Bagley                           56        Chairman of the Board and
                                                    Chief Executive Officer
Richard D. Bailey                     41        President, Chief Operating
                                                    Officer and Director
Carl Casareto                         40        Chief Financial Officer and
                                                    Director
L. Wayne Harber                       45        Director
Donald R. Jackson                     49        Director, Secretary and
                                                    Treasurer
John D. McKey, Jr.                    55        Director
Thompson H. Rogers                    45        Director

Paul Bagley has served as a director of the Company since January 21, 1997, as Chairman of the Board of Directors since November 17, 1997 and as Chief Executive Officer since March 10, 1998. Mr. Bagley is a Managing Member of The Stone Pine Companies (since 1994), a group of companies involved in investment banking, asset management and merchant banking activities, and is Chairman and Chief Executive Officer of FCM Fiduciary Capital Management Company (since
1989), an investment-related company. Mr. Bagley was Chief Executive Officer of Laidlaw Holdings, Inc., an investment services company, from January 1995 until November 1996. For more than twenty years prior to October 1988, Mr. Bagley was engaged in investment banking activities with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company Inc. Mr. Bagley served in various capacities with Shearson and E.F. Hutton, including Executive Vice President and Director, Managing Director, Head of Direct Investment Origination and Manager of Corporate Finance. Mr. Bagley serves as Chairman of the Board of Directors of Silver Screen Management, Inc. and International Film Investors, Inc., which manage film portfolios. Mr. Bagley is also a director of Hollis-Eden Pharmaceuticals, Inc. a publicly held company, LMC Corporation, a privately held manufacturer of low ground pressure vehicles, and Hamilton Lane Private Equity Fund, PLC, an Irish Stock Exchange listed investment partnership. Mr. Bagley graduated from the University of California at Berkeley in 1965 with a BS degree in Business and Economics and from Harvard Business School in 1968 with an MBA in Finance.

Richard D. Bailey, a director of the Company since March 10, 1998, has served as the President and Chief Operating Officer of the Company since August 11, 1998. From April 15, 1994 to August 11, 1998 Mr. Bailey was the President of RDB Capital Advisers, LLC, a privately held company involved in investment banking activities. During 1995, Mr. Bailey acquired, restructured and subsequently sold the Rigging Company, a mail order manufacturer of custom yacht rigging. From 1991 to 1995, he was a principal of the New England Wire Company, a manufacturer of specialty shaped wire and cable with primary applications in the defense, electronics, safety and consumer products industries. From 1986 to 1991, Mr. Bailey was the Executive Vice President of Pennsylvania Rolling Mills, Inc., a manufacturer of cold rolled carbon strip steel, supplying the automotive, defense and building products industries. Mr. Bailey holds a BA degree in Political Science from Providence College and a MA degree in International Relations from Fairfield University.

Carl Casareto, a director of the Company since August 11, 1998, has served as the Chief Financial Officer of the Company and each of its subsidiaries since March 10, 1998. Mr. Casareto served as a financial consultant to the Company from June 1997 until January 12, 1998. From October 1989 to April 1997, Mr. Casareto was the Chief Financial Officer and Senior Vice President of Finance of TELACU and Subsidiaries. TELACU is a Community Development Corporation managing for profit subsidiaries involved in, real estate development, utility industry construction, asset and real property management, retail and financing. From December 1995 to April 1997, Mr. Casareto also served as President of Telalink Corporation, a Los Angeles based subsidiary of TELACU, which was involved in the fiber optics industry. From 1981 to 1989, Mr. Casareto was associated with the accounting firm of Grant Thornton, where he served as the partner-in-charge of Grant Thornton's Southern California tax practice. Mr. Casareto holds a BS degree in accounting from Loyola Marymount University and is a certified public accountant.

L. Wayne Harber, a director of the Company since January 21, 1997, is a Managing Director of Hamilton Lane Advisors, a privately held investment advisory and asset management firm which focuses exclusively on alternative investments (since October 11, 1998). Mr. Harber was a Managing Director of The Stone Pine Companies from 1994 to October 1, 1998. From 1990 to 1993, Mr. Harber was the Senior Vice President of Marketing for Aegis Holdings Corporation, an asset management and investment banking concern specializing in asset securitization and structured finance. From 1980 to 1990, Mr. Harber was a Vice President and National Sales Manager for Franchise Finance Corporation of America. Mr. Harber holds a BS degree in Economics and English from the University of Tennessee.

Donald R. Jackson has served as the Secretary and Treasurer of the Company since January 21, 1997 and a director of the Company since February 4, 1997. From January 21, 1997 until March 10, 1998, Mr. Jackson also served as Chief Financial Officer of the Company. Mr. Jackson is a Managing Director and Chief Financial Officer of The Stone Pine Companies (since 1994) and is a Senior Vice President, Treasurer and Chief Financial Officer of FCM Fiduciary Capital Management Company. From January 1990 to June 1994, Mr. Jackson was a Corporate Vice President with PaineWebber Incorporated, where he was involved in the financial administration of various publicly and privately offered investment programs. During 1989, Mr. Jackson was self-employed. Immediately prior to that he was a First Vice President in the Direct Investments Group with Shearson Lehman Hutton Inc. and its predecessor, E.F. Hutton & Company, Inc. From 1972 to 1986, Mr. Jackson was associated with the accounting firm of Arthur Andersen & Co., serving as a partner from 1981 to 1986. Mr. Jackson is a director of LMC Corporation, a privately held manufacturing company. Mr. Jackson holds a BSBA degree in accounting from the University of Denver and is a certified public accountant.

John D. McKey, Jr., a director of the Company since February 4, 1997, has been a partner at the law firm of McCarthy, Summers, Bobko & McKey, P.A. since September 1993, and from June 1986 to September 1993, was a partner at Kohl, Bobko, McKey & Higgins, P.A. Mr. McKey is a director of Lithium Technology Corporation.

Thompson H. Rogers has served as a director of the Company since January 21, 1997 and served as Chairman of the Board from January 21, 1997 until November 17, 1997. Mr. Rogers is a Managing Member of The Stone Pine Companies (since
1994), the Chairman of Affiliated Holdings, Inc., a private investment management company (since 1985), and the Chief Investment Officer of Palmer Capital Fund, a private investment fund. Prior thereto, Mr. Rogers was a Vice President with US Bank. From 1995 to 1996, Mr. Rogers was the Chairman of New York based, Laidlaw Holdings Asset Management, Inc. Mr. Rogers serves on the Board of Directors of Pinnacle Bank of Omaha, located in Omaha, Nebraska; Havelock Bank, located in Lincoln, Nebraska; Aspen Holdings Inc., an insurance holding company; First Comp Insurance Company, an insurance holding company; Hamilton Lane Advisors, Inc., an investment advisory and money management firm; and VarsityBooks.com, an internet textbook company. Mr. Rogers also serves on several not-for-profit boards and is a member of the Young Presidents Organization.

The members of the Board are divided into three classes, with staggered terms. The terms of Messrs. Bagley and Rogers expire in 2001, the terms of Messrs. Harber and McKey expire in 1999 and the terms of Messrs. Bailey, Casareto and Jackson expire in 2000. Officers of the Company serve at the pleasure of the Board of Directors.

No family relationships exist between any of the officers and directors of the Company.

Innovest Holdings, Ltd., which purchased Common Shares of the Company in January 1997, has the right to nominate two directors to the Board of Directors of the Company or, in the alternative, has the right to be present at all Board meetings. As of the date hereof no such directors have been nominated to the Board.

Committees of the Board of Directors

The Board has five standing committees: an Executive Committee, an Audit Committee and a Compensation Committee, a Mergers and Acquisition Committee and a Financing Committee.

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

The Mergers and Acquisition Committee was established during August 1998, and currently consist of Messrs. Bagley, Bailey and Casareto. This Committee is authorized to exercise all of the authority of the Board in connection with mergers and acquisitions of the Company.

The Financing Committee was established during August 1998. Presently the members of this Committee consist of Messrs. Bagley, Bailey and Casareto. This Committee is authorized to exercise all of the authority of the Board in connection with any financing transactions involving the Company or its Subsidiaries.

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

 All Forms 3 and 4 that were required to be filed pursuant to the provisions of
Section 16(a) of the Exchange Act have been filed. However, some of the Forms 3 and /or 4 that were required to be filed by Messrs. Bagley (3), Bailey (1), Casareto (2), DeGrassi (1), Harber (1), Martin (1) and Stone Pine Colorado, LLC
(2), Stone Pine Capital, LLC (2) and Stone Pine Atlantic Equities, LLC (2) were not filed on a timely basis. (The number in parenthesis after each name represents the number of required forms that were not filed on a timely basis.)

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation for services rendered to the Company and its subsidiaries during 1998, 1997, and 1996 by each of the Named Executive Officers.

                                                                            Long Term
                                                                          Compensation
                                                                             Awards
                                                                          ------------
                                               Annual Compensation
                             --------------------------------------------------------
                                                                           Securities
     Name and      Fiscal                               Other Annual       Underlying      All Other
Principal Position  Year     Salary($)     Bonus($)     Compensation($)    Options(#)    Compensation($)
------------------  ----     ---------     -------      ---------------    ----------    --------------
Richard D.          1998        72,475         0              *             1,000,000          0
   Bailey(1)        1997             0         0              0                     0          0
                    1996             0         0              0                     0          0

Carl                1998       108,226         0              *               750,000          0
   Casareto(2)      1997             0         0              0                     0          0
                    1996             0         0              0                     0          0

----------------

(1) Mr. Bailey has been serving as President and Chief Operating Officer of the Company since August 11, 1998.

(2) Mr. Casareto has been serving as Chief Financial Officer of the Company since March 10, 1998.

* Did not receive perquisites or other personal benefits, securities, or property having an aggregate value of greater than the lower of $50,000 or 10% of the total salary and bonus reported for such executive officer.

Option/SAR Grants in 1998

At the Annual Meeting of the Shareholders of the Company held on October 8, 1997, the Shareholders adopted the Company's 1997 Stock Incentive Plan (the "Plan"). Under the terms of the Plan, the Company may grant employees of, or any other individual providing services to, the Company and its subsidiaries stock options, stock appreciation rights or stock awards. The Company has reserved 6,000,000 Common Shares for issuance pursuant to the Plan. At the Annual Meeting of the Shareholders on December 1, 1998, the shareholders approved an increase in shares reserved from 3,000,000 to 6,000,000 Common Shares for issuance pursuant to the Plan. The exercise price of all stock options granted pursuant to the Plan shall not be less than the fair market value of the Common Shares on the date of grant. As of

December 31, 1998, options to acquire an aggregate of 2,887,250 Common Shares were outstanding under the Plan. As of December 31, 1998, 1,170,000 Common Shares had been granted as stock awards and no stock appreciation rights had been granted under the Plan.

The Company does not offer its employees any long-term incentive plans, other than stock options, stock appreciation rights or stock awards issued pursuant to the Plan, nor does it offer any defined benefit or actuarial plans. The Company does offer a 401(k) plan to employees.

The following table sets forth information concerning individual grants of stock options during 1998 to Named Executive Officers.

                       Number of      % of Total
                      Securities       Options
                      Underlying      Granted to      Exercise
                        Options       Employees       or Base        Expiration
      Name            Granted (#)      in 1998       Price ($/Sh)        Date
-----------------    ------------     ----------     ------------    -----------
Richard D. Bailey     1,000,000(1)        35%           $0.34          09-01-08
Carl Casareto           200,000(2)         7%           $1.22          01-12-08
Carl Casareto           400,000(3)        14%           $2.08          03-10-08
Carl Casareto           150,000(4)         5%           $0.14          12-23-08
                     ----------
                      1,750,000

(1) 250,000 of the options may be exercised starting on September 1, 1998 and the balance of 750,000 options are vested subject to obtaining certain financial goals by the Company at the rate of 250,000 options each year on December 1, 1999, 2000 and 2001.

(2) 50,000 of the options may be exercised starting on January 12, 1998 and the remaining options are vested at the rate of 50,000 options on January 12, 1999, 2000 and 2001.

(3) The options may be exercised at the rate of 80,000 options per year on March 10, 1999, 2000, 2001, 2002 and 2003.

(4) The options may be exercised at the rate of 37,500 on December 23, 1998, 1999, 2000 and 2001. The vesting, starting December 23, 1999, is subject to the Company obtaining certain financial goals.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

As of December 31, 1998 the Company had not granted any SAR's. In addition, no stock options were exercised during 1998. The following table sets forth information concerning the value of unexercised stock options as of December 31, 1998.

                                                      Number of
                                                     Securities       Value of
                                                     Underlying      Unexercised
                                                     Unexercised     In-the-Money
                                                      Options at      Options at
                         Shares                      12/31/98 (#)     12/31/98 ($)
                        Acquired          Value      Exercisable/    Exercisable/
       Name          on Exercise (#)   Realized     Unexercisable    Unexercisable
-----------------    ---------------   --------    ---------------   -------------
Richard D. Bailey           0              0       250,000/750,000    $  0/$    0
Carl Casareto               0              0        87,500/662,500    $750/$2,250

COMPENSATION OF DIRECTORS

Directors receive no cash compensation for serving on the Company's Board of Directors other than reimbursement for out-of-pocket expenses incurred in attending meetings. On August 11, 1998, the Board of Directors approved the issuance on September 1, 1998 of 50,000 vested non-statutory options to each non-employee director, other than Mr. Bagley, the Chairman of the Board. The options granted to the non-employee directors have an exercise price of $.34 and a ten year term. The Board of Directors also approved the automatic grant of 50,000 options to each non-employee director of the Company (other than Mr. Bagley) on April 15th of each year. Each automatic grant will have an exercise price equal to fair market value on the date of grant as determined by the Company's 1997 Stock Incentive Plan, provided the Company has positive EBITDA for the preceding December 31 fiscal year ended. The options will have a term of 10 years measured from the grant date.

EMPLOYMENT AND CONSULTING AGREEMENTS

Richard D. Bailey currently serves as President and Chief Operating Officer of the Company. Mr. Bailey was hired on August 11, 1998 and on September 1, 1998, entered into a one year Employment Agreement. Mr. Bailey is also a director of the Company whose term expires in the year 2000. The Employment Agreement shall be automatically extended for one year commencing on the first anniversary of the agreement unless Mr. Bailey or the Company shall have given written notice to the other at least sixty days prior to the end of the term as defined in the Employment Agreement. The Employment Agreement provides for an annual salary of $200,000 and Mr. Bailey could be eligible to receive discretionary bonuses in such amount and at such times as shall be determined by the Board of Directors of the Company. As part of the consideration for services rendered under the Employment Agreement, Mr. Bailey was granted 1,000,000 options with an exercise price of $.34 per share to purchase Common Shares. Of the options granted, 250,000 options are currently vested with the balance vesting each year at the rate of 250,000 options on December 1, 1999, 2000, and 2001, subject to the Company obtaining certain financial goals.

SERVICES AGREEMENT

The Company entered into a Services Agreement (the "Services Agreement") with SP Atlantic, effective as of February 1, 1997, pursuant to which SP Atlantic and its affiliates provide administrative, accounting and investor relations services to the Company and its subsidiaries as well as investment banking services and assistance in merger and acquisition transactions, financing transactions and stock offerings by the Company. In consideration for such services, the Company is obligated to pay SP Atlantic $10,000 per month, plus reimbursement for the cost of providing the administrative, accounting and investor relations services. Messrs. Bagley, Harber, Jackson and Rogers, directors and officers of the Company, have a financial interest in SP Atlantic. In addition, Messrs. Bagley and Rogers are beneficial owners of approximately 24% and 15.57%, respectively, of the outstanding Common Shares.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 1998, the Company had outstanding 48,079,839 Common Shares, the only class of voting securities outstanding. At March 15, 1999, the Company had 57,105,839 Common Shares outstanding.

At December 31, 1998 and March 15, 1999, the Company had outstanding 744,000 Series A Preferred Shares and 449,000 Series B Preferred Shares.

The following table reflects information concerning the ownership, as of March 15, 1999, of Common Shares by (i) each person who is known by the Company to be a beneficial owner of more than 5% of the Common Shares; (ii) by all directors;
(iii) by each of the Named Executive Officers, and (iv) by all directors and Named Executive Officers of the Company as a group.

                                                                  Percent of
           Name                         Number of Shares      Voting Securities
           ----                         ----------------      -----------------
Stone Pine Colorado, LLC(1)               8,020,503(2)                13.97%
Stone Pine Capital, LLC(1)                8,053,836(4)                14.03%
Stone Pine Atlantic Equities, LLC(1)      8,020,503(5)                13.97%
Paul Bagley(1)(10)(11)                   14,625,410(12)               24.00%
Richard D. Bailey(10)(11)(13)               250,000(14)                *
Thompson H. Rogers(1)(10)                 9,064,502(15)               15.57%
W.   Duke DeGrassi(1)                     8,020,503(5)                13.97%
Carl Casareto(10)(11)(16)                   217,500(17)                *
L. Wayne Harber(1)(10)                       50,000(18)                *
Donald R. Jackson(1)(10)(11)                 80,000(19)                *
John D. McKey, Jr.(10)(19)                   50,000(20)                *
Capital Fund Leasing, LLC(21)            30,390,834(22)               41.91%
US Steel Group of USX Corporation (23)   14,354,067(24)               21.53%
All Directors and Executive Officers
    as a group (7 persons)               15,347,910(25)               24.91%

--------------------

(1) The address for each person is 410 17th Street, Suite 400, Denver, Colorado 80202.

(2) SP Colorado directly owns 6,231,867 of the Company's outstanding Common Shares and 317,500 shares of the Company's Series B Preferred Shares, which are convertible into 317,500 Common Shares. SP Colorado holds proxies to vote 866,568 Common Shares (the "AHC Shares") which are owned by Atlantis Holding Corp. and 604,568 Common Shares (the "Herstone Shares") that are owned by Richard Herstone, until the earlier of a transfer of the AHC Shares and the Herstone Shares and February 4, 2000. (The 6,231,867 outstanding Common Shares directly owned by SP Colorado, the 317,500 Common Shares that would be received by SP Colorado if the Series B Preferred Shares were converted, the AHC Shares and the Herstone Shares are collectively referred to as the "SP Colorado Shares"). The following persons are members of SP Colorado and each own an equal voting interest in SP Colorado: SP Capital, Stone Pine Atlantic Equities, LLC ("SP Equities") and Thompson H. Rogers. Paul Bagley and W. Duke DeGrassi are the designated voting persons for SP Capital and SP Equities, respectively. SP Colorado, SP Capital, SP Equities, Thompson H. Rogers, Paul Bagley and W. Duke DeGrassi are referred to herein as the "Stone Pine Reporting Persons". Each Stone Pine Reporting Person may be deemed a member of a group that shares voting power over the AHC Shares and the Herstone Shares and voting and dispositive power over the SP Colorado Shares and accordingly may be deemed to beneficially own the SP Colorado Shares, including the AHC Shares and the Herstone Shares.

(3) SP Atlantic directly owns 214,286 of the outstanding Common Shares, 131,500 of the Company's Series B Preferred Shares and a $250,000 Convertible Note issued by the Company. The Series B Preferred Shares and the Note are collectively convertible into 381,500 Common Shares. (The 214,286 outstanding Common Shares and the 381,500 Common Shares that would be received if the Series B Preferred Shares and the Note were converted are collectively referred to as the "SP Atlantic Shares"). Mr. Bagley is the manager of SP Atlantic. As a result, Mr. Bagley may be deemed to beneficially own the SP Atlantic Shares.

(4) This amount includes (i) 33,333 of the Company's outstanding Common Shares directly owned by SP Capital (the "SP Capital Shares") and (ii) the SP Colorado Shares (see (2)).

(5)  This amount includes the SP Colorado Shares (see (2)).

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

(8) SPIB Management, LLC ("SPIB Management") directly owns 128,788 of the Company's outstanding Common Shares and a $75,000 Convertible Note convertible into 625,000 Common Shares (the "SPIB Management Shares"). Mr. Bagley is the manager of SPIB Management and may be deemed to beneficially own the SPIB Management Shares.

(9) Security Income Trust L.P. ("SIT") directly owns 1,000,000 of the Company's outstanding Common Shares (the "SIT Shares"). Mr. Bagley has the sole voting and dispositive power of the SIT Shares and may be deemed to beneficially own the SIT Shares.

(10) Director.

(11) Executive Officer.

(12) Mr. Bagley directly owns 1,533,334 of the Company's outstanding Common Shares and a $1,750,000 Convertible Note issued by the Company, which is convertible into 1,750,000 Common Shares. In addition, 5,000 of the Company's outstanding Common Shares are held by Mr. Bagley's spouse and 3,000 of the Company's outstanding Common Shares are held in Mr. Bagley's individual retirement account. (The above discussed 1,536,334 outstanding Common Shares and the 1,750,000 Common Shares that would be received if the Note was converted are collectively referred to as the "Bagley Shares").

     This amount includes (i) the Bagley Shares, (ii) the SP Colorado Shares (see (2)), (iii) the SP Atlantic Shares (see (3)), (iv) the SP Capital Shares (see (4)), (v) the SP Financial Shares (see (6)), (vi) the ERB Shares (see (7)), (vii) the SPIB Management Shares (see (8)) and the SIT Shares (see (9)).

(13) The address for Mr. Bailey is 20000 South Western Avenue, Torrance, California 90501.

(14) This amount represents 250,000 Common Shares that are represented by currently exercisable stock options (the "Bailey Shares").

(15) This amount includes (i) 30,000 of the Company's outstanding Common Shares directly owned by Mr. Rogers and 50,000 Common Shares that are represented by currently exercisable Stock Options ("the Rogers Shares"), (ii) the SP Colorado Shares (see (2)), (iii) the SP Capital Shares (see (4)), (iv) the SP Financial Shares (see (6)), and (v) the ERB Shares (see (7)).

(16) The address for Mr. Casareto is 20000 South Western Avenue, Torrance, California 90501.

(17) This amount represents 217,500 Common Shares that are represented by currently exercisable stock options (the "Casareto Shares").

(18) This amount represents 50,000 Common Shares that are represented by currently exercisable stock options (the "Harber Shares").

(19) This amount includes 75,000 Common Shares that are represented by currently exercisable stock options and 5,000 Common Shares held in Mr. Jackson's individual retirement account (the "Jackson Shares").

(20) This amount represents 50,000 Common Shares that are represented by currently exercisable stock options (the "McKey Shares").

(21) The address for Capital Fund Leasing, LLC is 940 Ravenna Road, Unit 2, Twinsburg, Ohio 44087.

(22) This amount includes 14,974,167 Common Shares and Common Shares underlying a 10% Convertible Note of the Company convertible into 2,500,000 Common Shares (at an assumed conversion price of $0.20 per share) and a 18% Convertible Note of the Company convertible into 12,916,667 Common Shares (at $0.12 per share).

(23) The address for USX is 600 Grant Street, Pittsburgh, Pennsylvania
     15219-2749.

(24) This amount includes 4,784,689 Common Shares and 9,569,378 Common Shares underlying a Convertible Note of the Company held by USX (convertible at $0.209 per share).

(25) This amount includes (i) the SP Colorado Shares (see (2)), (ii) the SP Atlantic Shares (see (3)), (iii) the SP Capital Shares (see (4)), (iv) the SP Financial Shares (see (6)), (v) the ERB Shares (see (7)), (vi) the SPIB Management Shares (see (8)), (vii) the SIT Shares (see (9) ), (viii) the Bagley Shares (see (12)), (ix) the Bailey Shares (see (14)), (x) the Rogers Shares (see (15)), (xi) the Casareto Shares (see (17)), (xii) the Harber Shares (see (18)), and (xiii) the Jackson Shares (see (19)).

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

The Company agreed to pay SP Colorado an acquisition structuring fee of $250,000 in connection with the Merger and the related transactions and delivered a non-interest bearing promissory note for such amount ("the SP Colorado Note"). During December 1997, the Company issued 317,500 Series B Preferred Shares to SP Colorado in exchange for the forgiveness of the SP Colorado Note and $67,500 of other obligations of the Company to SP Colorado. SP Colorado is the owner of 13.97% of the outstanding Common Shares and Messrs. Bagley, Harber, Jackson, McKey and Rogers, directors and officers of the Company, have a financial interest in SP Colorado.

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

During December 1997, Mr. Bagley loaned $75,000 to the Company, which loan was evidenced by a 12% promissory note payable to Mr. Bagley (the "Bagley Note"). As additional consideration for such loan, the Company issued 33,334 Common Shares to Mr. Bagley. The Company repaid the Bagley Note during March 1998. Mr. Bagley is a director and officer of the Company and the beneficial owner of approximately 24% of the outstanding Common Shares.

In January 1998, the Company issued to Christian W. Wolf, who was serving as President and Chief Executive Officer of the Company at such time, options to purchase 200,000 Common Shares at $1.22 per share. The options are currently vested and have a ten year term.

In January 1998, the Company issued to Carl Casareto, who was appointed the Chief Financial Officer of the Company in March 1998, options to purchase 200,000 Common Shares at $1.22 per share. Currently, 100,000 of the options are vested and 50,000 of the options vest on January 12, 2000 and 2001, respectively.

During January 1998, in connection with the acquisition of Capitol and the transactions with Congress Financial, Mr. Bagley loaned an additional $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Second Bagley Note") in the amount of $1,750,000, with a 12% annual interest rate payable monthly in arrears. The Second Bagley Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the Congress Facility. The Second Bagley Note is convertible into 1,750,000 Common Shares. As additional consideration for the loan, the Company issued 1,500,000 Common Shares to Mr. Bagley. The maturity date has been extended to December 31, 1998. In connection with such extension, in April 1999 the Company agreed to issue warrants to purchase 1,750,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004.

During March 1998, SP Atlantic loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "SP Atlantic Note") in the aggregate amount of $250,000, with a 12% annual interest rate payable monthly in arrears. The SP Atlantic Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the Congress Facility. The SP Atlantic Note is convertible into 250,000 Common Shares. As additional consideration for the loan, the Company issued 214,286 Common Shares to SP Atlantic. The maturity date has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company agreed to issue warrants to purchase 250,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004.

During March 1998, the Company entered into an agreement with RDB Capital Advisors, LLC ("RDB") pursuant to which the Company paid RDB $120,000 as compensation for services rendered by RDB in arranging for the $2 million purchase of the Company's Series C Preferred Shares by a group of investors. RDB is owned by Mr. Bailey, a director of the Company.

During March 1998, the Company entered into a consulting arrangement with Christian W. Wolf, a director of the Company at that time. Under the arrangement, Mr. Wolf provided consulting services in connection with a potential acquisition by the Company. Mr. Wolf received approximately $40,000, plus 250,000 Common Shares as compensation for these services.

In March 1998, the Company issued to employees of the Company and employees of related companies providing services to the Company, stock options to purchase a total of 625,000 Common Shares at $2.08 per share. These 625,000 options included 400,000 options granted to Carl Casareto, the Chief Financial Officer of the Company and 100,000 options granted to Donald R. Jackson, the Secretary and Treasurer of the Company. The options granted to Mr. Casareto vest over a five-year period and options granted to Mr. Jackson vest over a four-year period commencing on March 10, 1999.

In August 1998, the Company issued to Capital Fund Leasing, 100,000 of the Company's Common Shares in connection with the purchase of $500,000 principal amount of the Company's 15% Convertible Notes by Capital Fund Leasing. In September 1998, the Company issued to Capital Fund Leasing an additional 100,000 of the Company's Common Shares in connection with the purchase of an additional $500,000 principal amount of the Company's 15% Convertible Notes. In October 1998, in connection with the redemption of the 15% Convertible Notes and the issuance of 18% Convertible Notes, the Company issued to Capital Fund Leasing 800,000 of the Company's Common Shares. The $1,550,000 outstanding 18% Convertible Notes are convertible into 12,916,667 Common Shares at $0.12 per share. In connection with the repayment of $18,900 principal balance due January 15, 1999 of the 18% Convertible Notes and the extension of the maturity date of the $1,550,000 of the 18% Convertible Notes from January 19, 1999 to April 19, 1999, the Company issued to Capital Fund Leasing 607,500 of the Company's Common Shares. In connection with the second extension of the maturity date of the $1,550,000 of the 18% Convertible Notes from April 19, 1999 by July 18, 1999, the Company issued to Capital Fund Leasing 450,000 of the Company's Common Shares. In connection with the extension of the July 18, 1999 maturity date of the 18% Notes to January 15, 2000, in April 1999, the Company agreed to issue to Capital Fund Leasing warrants to purchase 1,550,000 Company Common Shares at $.20 per share. Capital Fund Leasing also owns $500,000 of the Company's 10% Notes. The original April 9, 1999 maturity date of the 10% Notes has been extended to

January 15, 2000. In connection with such extension, in April 1999 the Company agreed to issue to Capital Fund Leasing warrants to purchase an aggregate of 500,000 Company Common Shares at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the Common Shares underlying the warrants for resale by Capital Fund Leasing.

On September 1, 1998, the Company entered into an Employment Agreement with Mr. Bailey, the President and Chief Operating Officer of the Company, which provides for a one year renewable term and an annual salary of $200,000. As part of the consideration for services rendered under the Employment Agreement, Mr. Bailey was granted 1,000,000 options with an exercise price of $.34 per share to purchase Common Shares of the Company under the 1997 Plan as amended subject to shareholder approval of such amendment. 250,000 of the options vested on September 1, 1998 and 250,000 of the options will vest on December 1 in 1999, 2000 and 2001 provided that certain financial and other objectives set forth in the Employment Agreement are met.

On September 1, 1998, the Company granted to each non-employee director of the Company (other than Mr. Bagley), Thompson H. Rogers, L. Wayne Harber, Donald R. Jackson and John D. McKey, Jr., 50,000 vested non-statutory options with an exercise price of $.34 and a ten year term. The Board of Directors also approved the automatic grant of 50,000 options to each non-employee director of the Company (other than Mr. Bagley) on April 15th of each year. Each automatic grant will have an exercise price equal to fair market value on the date of grant as determined by the Company's 1997 Stock Incentive Plan, provided the Company has positive EBITDA for the preceding December 31 fiscal year ended. The options will have a term of 10 years measured from the grant date.

In December 1998, the Company issued to employees of the Company stock options to purchase a total of 576,000 Common Shares at $.14 per share. These 576,000 options included 150,000 options granted to Carl Casareto, the Chief Financial Officer of the Company. Of the options granted to Mr. Casareto 37,500 vested on December 23, 1998 and 37,500 vest on December 1, 1999, 2000 and 2001.

In December 1998, the Company issued to SPIB Management 95,455 of the Company's Common Shares in connection with the purchase of $75,000 principal amount of 18% Convertible Notes by SPIB Management (convertible into 625,000 Common Shares of the Company). In April 1999, the Company has agreed to issue to SPIB Management 43,550 Common Shares in connection with the extension of the maturity date of the 18% Convertible Notes. SPIB Management agreed to an additional extension of the maturity date to January 15, 2000. In connection with such extension, in April 1999 the Company agreed to issue warrants to purchase 75,000 Company Common Shares at $.20 per share.The warrants will expire on March 6, 2004.

In January 1999, the Company issued to Security Income Trust L.P. ("SIT"), a company which Mr. Bagley is affiliated with, 1,000,000 of the Company's Common Shares as partial consideration of the purchase of $1,250,000 principal amount of 18% Notes by SIT.

Messrs. Bagley and Rogers who are directors of the Company, have a financial interest in SP Colorado, SP Atlantic, ERB, SP Financial, SP Advisors, SP Capital and SPIB Management. Mr. McKey, a director of the Company, has a financial interest in SP Colorado. Messrs. Harber and Jackson who are directors of the Company, have a financial interest in SP Colorado, SP Atlantic, SP Advisors and SPIB.

In February 1999, in connection with the settlement of certain obligations owed to the U.S. Steel Group of USX Corporation (USX") by Toledo Pickling and Steel Sales, the Company issued and paid to USX (i) 4,784,689 of the Company's Common Shares, (ii) a convertible promissory note in the principal amount of $2 million convertible into 9,569,378 of the Company's Common Shares, and (iii) a cash payment of $166,363.

The Company believes that the transactions described above were fair to the Company and were as favorable to the Company as those which it might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Exhibits. The following documents are filed herewith or incorporated herein by reference as exhibits:

Exhibit No.                         Description
-----------                         ------------
3.1(1)     Articles of Incorporation of the Company.

3.2(2) Articles of Amendment to Articles of Incorporation, dated as of December 31, 1997 (Setting Forth Terms of Series A Preferred Stock and Series B Preferred Stock).

3.3(3)     Articles of Amendment to Articles of Incorporation, dated as of March
           9, 1998 (Setting Forth Terms of Series C Preferred Stock).

3.4 Articles of Amendment to Articles of Incorporation, dated as of December 4, 1998 (Increasing Number of Authorized Shares)

3.5 Articles of Amendment to Articles of Incorporation, dated as of January 14, 1999 (Setting Forth Terms of Series D Preferred Stock)

3.6(4)     By-Laws Revised and Amended, as of August 26, 1997.

4.1(3)     Form of Warrant to Purchase 1,000,000 Common Shares at $1.00.

4.2(3)     Form of Warrants to Purchase 1,000,000 Common Shares at $.75.

4.3(3)     Form of Warrants to Purchase 250,000 Common Shares at $2.38.

4.4(5)     Form of Warrants to Purchase 20,000 Common Shares at $2.00.

4.5        Form of Warrants to Purchase 1,000,000 Common Shares at $.16.

4.6        Form of Warrants to Purchase 1,000,000 Common Shares at $.16-$.36.

10.1(6) Services Agreement, dated as of February 1, 1997, between the Company and Stone Pine Atlantic, LLC.

10.2(4)    Consolidated Capital of North America, Inc. 1997 Stock Incentive
           Plan.

10.3(4)    Form of Incentive Stock Option Agreement for Grants to Employees.

10.4(4)    Form of Non-Qualified Stock Option Agreement for Grants to Employees.

10.5(4)    Form of Non-Qualified Stock Option Agreement for Grants to
           Non-Employees.

10.6(7)    Asset Purchase Agreement, dated as of December 1, 1997, between the
           Company and Capitol Metals Co., Inc. (Exhibits and Schedules omitted).

10.7(7)    First Amendment to Asset Purchase Agreement, dated as of January 8,
           1998, among Binhad, Inc. (formerly known as Capitol Metals Co.,
           Inc.), the Company and Angeles Acquisition Corp.

10.8(7)    Assignment and Bill of Sale, dated January 9, 1998, from Binhad, Inc.
           (formerly known as Capitol Metals Co., Inc.) to Angeles Acquisition
           Corp.

10.9(7) Secured Promissory Note, dated January 12, 1998, in the principal amount of $1,200,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals, Inc.).

10.10(7) Secured Promissory Note, dated January 12, 1998, in the principal amount of $300,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals Co., Inc.).

10.11(7)   Security Agreement, dated January 8, 1998, between Binhad, Inc.
           (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition
           Corp.

10.12(7)   Registration Agreement, dated as of January 6, 1998, between Binhad,
           Inc. (formerly known as Capitol Metals Co., Inc.) and the Company.

10.13(7) Assignment and Assumption Agreement, dated as of January 8, 1998, among the Company, Binhad, Inc. (formerly known as Capitol Metals
           Co., Inc.) and Angeles Acquisition Corp.

10.14(7)   Note Secured by Collateral Security Agreement, dated January 12,
           1998, by and between the Company and Angeles Acquisition Corp., and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family
           Trust.

10.15(7)   Collateral Security Agreement, dated January 12, 1998, by and between
           Angeles Acquisition Corp. and Nat and Evelyn Handel, Trustees of the
           Nat and Evelyn Handel Family Trust.

10.16(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Advisors, LLC.

10.17(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Advisors, LLC.

10.18(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Capital, LLC.

10.19(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Capital, LLC.

10.20(2) Loan Agreement, dated as of December 31, 1997, between the Company and Paul Bagley.

10.21(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Paul Bagley.

10.22(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Financial Group, LLC relating to the issuance of Series A
           Preferred Shares.

10.23(2)   Agreement, dated as of December 31, 1997, between the Company and ERB
           Acquisition Group, LLC relating to the issuance of Series A Preferred
           Shares.

10.24(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Colorado, LLC relating to the issuance of Series B
           Preferred Shares.

10.25(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Atlantic, LLC relating to the issuance of Series B
           Preferred Shares.

10.26(2) Convertible Note, dated as of January 9, 1998, in the principal amount of $1,750,000 from the Company to Paul Bagley.

10.27(2) Convertible Note, dated as of March 3, 1998, in the principal amount of $250,000 from the Company to Stone Pine Atlantic, LLC.

10.28(3)   Offshore Securities Subscription Agreement for 6% Convertible
           Preferred Shares - Series C, dated March 6, 1998 (Exhibits and
           Schedules omitted).

10.29(2)   Loan Agreement, dated January 9, 1998, by and between Congress
           Financial Corporation (Western), Angeles Metal Trim Co. and Angeles
           Acquisition Corp.

10.30(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,943,000, from Angeles Metal Trim Co. to Congress Financial Corporation (Western).

10.31(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $200,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

10.32(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,500,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

10.33(2)   Guarantee, dated January 9, 1998 executed by the Company Angeles
           Metal Trim Co. and California Building Systems, Inc. in favor of
           Congress Financial Corporation (Western) with respect to Angeles
           Acquisition Corp. notes.

10.34(2)   Guarantee, dated January 9, 1998 executed by the Company, Angeles
           Acquisition Corp. and California Building Systems, Inc. in favor of
           Congress Financial Corporation (Western) with respect to Angeles
           Metal Trim Co. notes.

10.35(2)   Lease Agreement, dated January 12, 1998, by and between Danat
           Investment Company and the Company (Re: property at 20000 South
           Western Avenue, Torrance , California).

10.36(2)   Subordination, Nondisturbance and Attornment Agreement, dated January
           12, 1998, by and among the Company, Angeles Acquisition Corp., Danat
           Investment Company and Aid Association for Lutherans.

10.37(2)   Mortgage Agreement, dated January 12, 1998, executed by Aid
           Association for Lutherans in favor of Congress Financial Corporation
           (Western) with respect to premises at 20000 S. Western Avenue, Torrance, California (Exhibits omitted).

10.38(2)   Agreement, dated as of March 3, 1998, by and between RDB Capital
           Advisors, LLC, Richard D. Bailey, Stone Pine Investment Banking, LLC and the Company.

10.39(8)   Agreement between Company and Christian W. Wolf effective March 10,
           1998.

10.40(8)   Form of Note Purchase Agreement between the Company and the
           Purchasers of 10% Convertible Notes (Exhibits and Schedules Omitted).

10.41(8)   Form of 10% Convertible Note due April 9, 1999.

10.42(8)   Agreement between the Company and Jeffrey R. Leach effective April
           29, 1998.

10.43(5)   Amendment to 10% Convertible Note due April 9, 1999.

10.44(9) Form of Note Purchase Agreement dated August 28, 1998 by and between the Company and the Purchaser of the 15% Notes (Exhibits and Schedules Omitted).

10.45(9)   Form of 15% Convertible Note of the Company.

10.46(9) Form of Note Purchase Agreement dated October 21, 1998 by and between the Company and the Purchaser of the 18% Notes (Exhibits and Schedules Omitted).

10.47(9)   Form of 18% Convertible Note of the Company.

10.48(9)   Employment Agreement dated as of September 1, 1998 between the
           Company and Richard D. Bailey.

10.49(10)  Asset Purchase Agreement dated as of December 31, 1998 by and between
           Toledo Pickling and TPSS Acquisition [Schedules and Exhibits
           Omitted].

10.50(10)  Assignment and Bill of Sale dated as of January 12, 1999 from Toledo
           Pickling to TPSS Acquisition.

10.51(10)  Assumption Agreement dated as of January 12, 1999 by and between and
           Toledo Pickling and TPSS Acquisition.

10.52(10)  Employment and Noncompetition Agreement dated as of January 12, 1999 between TPSS Acquisition and William Ciralsky.

10.53(10)  Equipment Purchase Agreement dates as of January 12, 1999 by and among TPSS Acquisition and William Ciralsky and Nancy Ciralsky.
           [Exhibits Omitted]

10.54(10)  Unconditional and Continuing Guaranty of the Company dated as of
           January 12, 1999 with respect to the Unconditional and Continuing
           Guaranty July 6, 1998, issued by William Ciralsky in favor or Toledo
           Blank, Inc. [Exhibit A Omitted]

10.55(10)  Indemnification Agreement dated as of January 12, 1999 by TPSS
           Acquisition to William Ciralsky.

10.56(10)  Lease dated as of January 12, 1999 by and between Cambell Investors, as lessor, and TPSS Acquisition, as lessee [real property located at 1149 Cambell Road, Toledo, Ohio].

10.57(10)  Consent to Assignment to Equipment Lease Agreement dated as of
           January 12, 1999 of Equipment Lease Agreement between Toledo Pickling and William Ciralsky and Nancy Ciralsky dated as of June 1, 1998
           [Herr-Voss .50 inch maximum level line].

10.58(10)  Consent to Assignment to Equipment Lease Agreement Dated as of
           January 12, 1999 of the Equipment Lease Agreement between Toledo
           Pickling and William Ciralsky dated as of June 1, 1998 [Herr-Voss .25 inch maximum level line].

10.59(10)  Equipment Lease Agreement dated as of June 1, 1998 between Toledo
           Pickling and William Ciralsky and Nancy Ciralsky [Herr-Voss .50 inch maximum level line].

10.60(10)  Equipment Lease Agreement dated as of June 1, 1998 between Toledo
           Pickling and William Ciralsky [Herr-Voss .25 inch maximum level line].

10.61(11)  Assumption and Consent Agreement dated as of January 12, 1999 among
           Toledo Pickling, TPSS Acquisition and Finova. [Exhibits Omitted]

10.62(11)  Secured Promissory Note A dated as of January 12, 1999 between TPSS
           Acquisition, Toledo Pickling and Finova in the principal amount of $2,307,692.

10.63(11)  Secured Promissory Note B dated as of January 12, 1999 between TPSS
           Acquisition, Toledo and Finova in the principal amount of $333,332.

10.64(11)  Assumption and Consent Agreement dated as of January 12, 1999 among
           Toledo Pickling, TPSS Acquisition, NBC and Finova. [Exhibits Omitted]

10.65(11)  Credit Note dated as of January 12, 1999 by and between TPSS
           Acquisition, Toledo Pickling and NBC in the principal amount of $5,130,000.

10.66(11)  Credit Note dated as of January 12, 1999 by and between TPSS
           Acquisition, Toledo Pickling, NBC and Finova in the principal amount of $3,870,000.

10.67(11)  Guaranty of the Company dated as of January 12, 1999 in favor of NBC and Finova.

10.68(10)  Note Purchase Agreement dated January 11, 1999 by and between the
           Company and Security Income Trust, LP.

10.69(10)  18% Note dated January 11, 1999 issued by the Company to Security
           Income Trust, L.P. in the principal amount of $1,250,000.

10.70      Commitment Fee Agreement dated as of December 31, 1999 between the
           Company and Innovest Holdings, Ltd. and Accpac Holdings, Ltd.
           [Exhibits omitted]

10.71 Agreement dated January 29, 1999 by and between the Company and the U.S. Steel Group of USX Corporation.

10.72 Promissory Note dated as of January 29, 1999 in the principal amount of $2,000,000 from the Company to the U.S. Steel Group of USX
           Corporation.

16.1(12) Letter from Kish Leake & Associates, P.C., dated February 5, 1997, regarding change of certifying accountant.

16.2(13) Letter from Grant Thornton LLP, dated January 28, 1998, regarding change of certifying accountant.

23.1       Consent of Arthur Andersen LLP

23.2       Consent of PricewaterhouseCoopers LLP

27.        Financial Data Schedule.


(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(3) Incorporated by reference from the Company's Report on Form 8-K, dated March 18, 1998.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(7) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 29, 1998.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(10) Incorporated by reference from the Company's Report on Form 8-K filed on January 27, 1999.

(11) Incorporated by reference from the Company's Report on Form 8-KA, filed on February 12, 1999.

(12) Incorporated by reference from the Company's Report on Form 8-K filed on February 7, 1997.

(13) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 30, 1998.


The Company filed a Current Report on Form 8-K on September 18, 1998 to report the receipt of a $25 million credit facility proposal to finance the acquisition of the assets of Toledo Pickling and Steel Sales, Inc.

The Company filed a Current Report on Form 8-K on January 27, 1999, as amended on February 12, 1999, to report the acquisition of the assets of Toledo Pickling and Steel Sales, Inc.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigning, thereunto duly authorized.

                                          CONSOLIDATED CAPITAL OF NORTH
                                          AMERICA, INC.

Date:  April 15, 1999                 By: /s/ Richard D. Bailey
                                          --------------------------------------
                                          President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and the capacities and on the dates indicated.


    SIGNATURE                             TITLE                             DATE
    ---------                             -----                             ----
/s/ Paul Bagley               Director                                 April 15, 1999
------------------------
Paul Bagley

/s/ Carl Casareto             Chief Financial Officer and Director     April 15, 1999
------------------------      (Principal Financial and Accounting
Carl Casareto                 Officer)

/s/ Donald R. Jackson         Director                                 April 15, 1999
------------------------
Donald R. Jackson

/s/ Richard D. Bailey         President, Chief Operating Officer       April 15, 1999
------------------------      and Director
Richard D. Bailey

/s/ L. Wayne Harber           Director                                 April 15, 1999
------------------------
L. Wayne Harber

/s/ John D. McKey Jr.         Director                                 April 15, 1999
------------------------
John D. McKey Jr.

/s/ Thompson H. Rogers        Director                                 April 15, 1999
------------------------
Thompson H. Rogers

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Public Accountants...................................  F-2

Consolidated Balance Sheets at December 31, 1998 and 1997..................  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1998 and 1997...............................................  F-5

Consolidated Statements of Shareholders' (Deficit) Equity for the Years
  Ended December 31, 1998 and 1997.........................................  F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997...............................................  F-8

Notes to Consolidated Financial Statements for the Years Ended
  December 31, 1998 and 1997............................................... F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Consolidated Capital of North America, Inc.:

We have audited the accompanying consolidated balance sheets of Consolidated Capital of North America, Inc. (a Colorado corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital of North America, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and a shareholders' deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /s/ Arthur Andersen LLP


Los Angeles, California
April 15, 1999

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

ASSETS
                                                         1998            1997
                                                     -----------     -----------
CURRENT ASSETS
     Cash                                            $    48,466     $    14,304
     Accounts receivable less allowance
       for doubtful accounts of $ 217,468 and
       $138,003 in 1998 and 1997, respectively         6,853,720       1,587,035
     Inventories                                       4,872,424       1,193,208
     Deferred loan costs                                 290,082              --
     Prepaid expenses and other                          554,505          32,879
                                                     -----------     -----------

         Total current assets                         12,619,197       2,827,426

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $ 733,522
     and $216,004 in 1998 and 1997, respectively      11,512,793       2,053,215

PROPERTY AND EQUIPMENT HELD FOR SALE                     875,000              --

GOODWILL, net of accumulated amortization
     of $461,795 and $225,995 in 1998 and
     1997, respectively                                3,217,002       2,133,013

OTHER ASSETS                                           1,531,004         692,629
                                                     -----------     -----------

                                                     $29,754,996     $ 7,706,283
                                                     -----------     -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                           December 31, 1998 and 1997

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
                                                                1998              1997
                                                            ------------      ------------
CURRENT LIABILITIES
     Accounts payable                                       $ 11,689,881      $  3,872,397
     Line of credit                                            5,646,748                --
     Accrued liabilities                                         547,111           290,618
     Current portion of long-term debt                         7,505,509           320,738
     Current portion of capital lease obligations                193,895                --
     Convertible notes payable to affiliates                   2,075,000                --
     Notes payable to affiliates                                      --           225,000
     10% convertible notes payable                             2,173,000                --
     18% convertible notes payable                             1,473,460                --
     Current portion of other notes payable                    1,480,000                --
     Other                                                        34,762            61,545
                                                            ------------      ------------
         Total current liabilities                            32,819,366         4,770,298
                                                            ------------      ------------

LONG-TERM LIABILITIES
     Capital lease obligations, net of current portion           663,216                --
     Long-term debt, less current portion                             --         2,928,133
     Accrued interest and other                                  317,266                --
     Accrued dividends on preferred shares                       150,702                --
                                                            ------------      ------------
         Total long-term liabilities                           1,131,184         2,928,133
                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes I and J)

SHAREHOLDERS' (DEFICIT) EQUITY
     Series A preferred shares, par value of $.01
       per share; liquidation value of $1.00 per share;
       1,000,000 shares authorized; 744,000 shares
       issued and outstanding                                    744,000           744,000
     Series B preferred shares, par value of $.01
       per share; liquidation value of $1.00 per share;
       1,000,000 shares authorized; 449,000 shares
       issued and outstanding                                    449,000           449,000
     Common shares, par value $.0001 per share;
       200,000,000 shares authorized; 48,079,839
       and 15,992,121 shares issued and outstanding
       at December 31, 1998 and 1997, respectively                 4,808             1,599
     Additional paid-in capital                               13,451,494         2,070,313
     Accumulated deficit                                     (18,844,856)       (3,257,060)
                                                            ------------      ------------

         Total shareholders' (deficit) equity                 (4,195,554)            7,852
                                                            ------------      ------------

                                                            $ 29,754,996      $  7,706,283
                                                            ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 1998 and 1997


                                                          1998              1997
                                                      ------------      ------------
NET SALES                                             $ 20,291,655      $ 16,989,478
COST OF GOODS SOLD                                      17,678,066        14,021,110
                                                      ------------      ------------
         Gross profit                                    2,613,589         2,968,368
                                                      ------------      ------------

OPERATING EXPENSES
     Selling, general and administrative expenses        6,033,930         2,526,463
     Payroll and related benefits                        3,880,587         2,061,144
     Depreciation and amortization                         889,858           441,999
     Loss on impairment                                    508,053                --
                                                      ------------      ------------
         Total operating expenses                       11,312,428         5,029,606
                                                      ------------      ------------

         Loss from operations                           (8,698,839)       (2,061,238)
                                                      ------------      ------------

OTHER INCOME (EXPENSES)
     Interest expense                                   (5,193,069)         (582,713)
     Termination of an acquisition                      (1,007,288)               --
     Other                                                  73,317           165,374
                                                      ------------      ------------
                                                        (6,127,040)         (417,339)
                                                      ------------      ------------

NET LOSS                                               (14,825,879)       (2,478,577)

Dividends on preferred shares                             (193,442)               --
                                                      ------------      ------------
                                                       (15,019,321)       (2,478,577)
Discount attributable to conversion
     of preferred shares                                  (761,917)               --
                                                      ------------      ------------
Loss applicable to common shareholders                $(15,781,238)     $ (2,478,577)
                                                      ============      ============

         Basic and diluted net loss per share         $       (.65)     $       (.17)
                                                      ============      ============
         Weighted average number of common
             shares outstanding                         24,276,337        14,980,423
                                                      ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                 For the Years Ended December 31, 1998 and 1997

                                               Number of Shares
                                         ---------------------------                         Preferred Shares             Additional
                                            Common        Preferred        Common        ---------------------------       Paid-in
                                            Shares         Shares          Shares          Series A      Series B          Capital
                                         -----------     -----------     -----------     -----------     -----------     -----------
Balance at January 1, 1997                 1,570,541              --     $       157     $        --     $        --     $   855,756

Sale of common shares through a
  private placement, net of expenses       5,496,911              --             550              --              --         966,351
Merger with Angeles Acquisition
  Corp                                     8,638,003              --             864              --              --              --
Issuance of common shares
  for loan fees                              286,666              --              28              --              --         248,206
Issuance of preferred shares in
  exchange for debt and services:
     Series A                                     --         744,000              --         744,000              --              --
     Series B                                     --         449,000              --              --         449,000              --
Net loss                                          --              --              --              --              --              --
                                         -----------     -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1997              15,992,121       1,193,000           1,599         744,000         449,000       2,070,313

Conversion of 10% convertible
     notes payable                        18,365,332              --           1,837              --              --       3,067,855
Conversion of redeemable Series
     C preferred shares                    8,775,284              --             877              --              --       1,999,123
Issuance of common shares for:
   Loan fees                               2,809,741              --             281              --              --         894,604
   Consulting fees                         1,540,000              --             154              --              --       1,721,496
   Settlement of an amount
     due to an attorney                      270,000              --              27              --              --         296,815
   Business acquisition                      269,349              --              27              --              --         299,973
   Payment of dividends on
     preferred shares                         58,012              --               6              --              --          35,501

                                         Accumulated
                                           Deficit            Total
                                         -----------      -----------
Balance at January 1, 1997               $  (778,483)     $    77,430

Sale of common shares through a
  private placement, net of expenses              --          966,901
Merger with Angeles Acquisition
  Corp                                            --              864
Issuance of common shares
  for loan fees                                   --          248,234
Issuance of preferred shares in
  exchange for debt and services:
     Series A                                     --          744,000
     Series B                                     --          449,000
Net loss                                  (2,478,577)      (2,478,577)
                                         -----------      -----------
Balance at December 31, 1997              (3,257,060)           7,852

Conversion of 10% convertible
     notes payable                                --        3,069,692
Conversion of redeemable Series
     C preferred shares                           --        2,000,000
Issuance of common shares for:
   Loan fees                                      --          894,885
   Consulting fees                                --        1,721,650
   Settlement of an amount
     due to an attorney                           --          296,842
   Business acquisition                           --          300,000
   Payment of dividends on
     preferred shares                             --           35,507


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY-CONTINUED
                 For the Years Ended December 31, 1998 and 1997

                                               Number of Shares
                                         ---------------------------                         Preferred Shares            Additional
                                            Common        Preferred        Common        ---------------------------      Paid-in
                                            Shares         Shares          Shares          Series A      Series B         Capital
                                         -----------     -----------     -----------     -----------     -----------    -----------
Cost of issuance of redeemable Series C
  preferred shares                                --              --     $        --     $        --     $        --    $  (140,362)

Dividends on preferred shares                     --              --              --              --              --       (193,442)

Sale of warrants                                  --              --              --              --              --        385,000

Discount attributable to conversion value
  of redeemable Series C preferred shares         --              --              --              --              --        761,917

Value of options granted to non-employees         --              --              --              --              --         45,233

Discount attributable to conversion value
  of 10% convertible notes payable                --              --              --              --             --       1,666,666

Discount attributable to conversion value
  of redeemable Series C preferred shares         --              --              --              --             --              --

Value of warrants issued for acquisition
  costs                                           --              --              --              --             --          49,655

Discount attributable to conversion value
  of convertible note payable to
  an affiliate                                    --              --              --              --             --          39,063

Discount attributable to conversion value
  of 18% convertible notes payable                --              --              --              --             --         452,084

Net loss                                          --              --              --              --             --              --
                                         -----------     -----------     -----------     -----------    -----------     -----------

Balance at December 31,1998               48,079,839       1,193,000     $     4,808     $   744,000    $   449,000     $13,451,494
                                         ===========     ===========     ===========     ===========    ===========     ===========

                                              Accumulated
                                                Deficit            Total
                                              -----------      -----------
Cost of issuance of redeemable Series C
  preferred shares                            $         --     $  (140,362)

Dividends on preferred shares                           --        (193,442)

Sale of warrants                                        --         385,000

Discount attributable to conversion value
  of redeemable Series C preferred shares               --         761,917

Value of options granted to non-employees               --          45,233

Discount attributable to conversion value
  of 10% convertible notes payable                      --       1,666,666

Discount attributable to conversion value
  of redeemable Series C preferred shares         (761,917)       (761,917)

Value of warrants issued for acquisition
  costs                                                 --          49,655

Discount attributable to conversion value
  of convertible note payable to
  an affiliate                                          --          39,063

Discount attributable to conversion value
  of 18% convertible notes payable                      --         452,084

Net loss                                       (14,825,879)    (14,825,879)
                                              ------------     -----------

Balance at December 31,1998                   $(18,844,856)    $(4,195,554)
                                              ============     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 1998 and 1997

                                                                                    1998              1997
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(14,825,879)     $ (2,478,577)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Amortization and depreciation                                               889,858           441,999
         Loss on impairment                                                          508,053                --
         Amortization of loan fees                                                 1,703,863                --
         Provision for doubtful accounts                                              51,246            45,017
         Loss (gain) on sale of assets                                                82,861            (1,000)
         Common shares issued for consulting fees earned                           1,029,899                --
         Value of options granted to non-employees                                    45,233                --
         Management fees paid in preferred shares                                         --           168,000
         Discount attributable to conversion value of convertible
           notes payable                                                           2,062,373                --
         Common shares issued for loan costs and interest                            242,692           223,234
         Change in assets and liabilities, net of effects from the
           business acquisitions:
              Accounts receivable                                                    869,940           853,904
              Inventories                                                          1,442,230           780,931
              Prepaid expenses and other current assets                             (437,585)         (599,564)
              Deferred loan costs and other assets                                  (390,911)               --
              Accounts payable and accrued liabilities                               657,591           559,648
              Other liabilities                                                      170,692            41,545
                                                                                ------------      ------------
                Net cash (used in) provided by operating activities               (5,897,844)           35,137
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash used in business acquisitions                                           (1,750,000)         (966,901)
     Purchase of property and equipment                                              (62,692)         (117,667)
     Proceeds from sale of assets                                                     89,500            70,000
     Purchase certificate of deposit restricted
         against long-term debt                                                     (250,000)               --
                                                                                ------------      ------------
                Net cash used in investing activities                             (1,973,192)       (1,014,568)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                     26,274,701           720,000
     Principal payments on long-term debt                                        (28,063,191)       (1,462,807)
     Principal payments on other notes payable                                      (620,000)               --
     Proceeds from notes payable to affiliates                                            --         1,000,000
     Principal payment on note payable to former officer                                  --          (285,000)
     Proceeds from issuance of common shares,
       net of related costs                                                               --           966,901

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 For the Years Ended December 31, 1998 and 1997

                                                                               1998            1997
                                                                           -----------      -----------
     Principal payments on capital lease obligations                       $   (38,005)     $        --
     Proceeds from issuance of 10% convertible notes payable                 5,000,000               --
     Payments on notes payable to affiliates                                  (225,000)              --
     Proceeds from issuance of convertible notes payable to affiliates       1,789,286               --
     Proceeds from issuance of 18% convertible notes payable                 1,550,000               --
     Proceeds from issuance of redeemable Series C preferred
       shares, net                                                           1,859,640               --
     Proceeds from sale of warrants                                            385,000               --
     Payments of dividends                                                      (7,233)              --
                                                                           -----------      -----------
              Net cash provided by financing activities                      7,905,198          939,094
                                                                           -----------      -----------

CASH FROM ACQUIRED ENTITY                                                           --           27,704
                                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                 34,162          (12,633)

CASH AT BEGINNING OF YEAR                                                       14,304           26,937
                                                                           -----------      -----------

CASH AT END OF YEAR                                                        $    48,466      $    14,304
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION:
     Cash paid for interest                                                $ 1,065,296      $   338,065
                                                                           ===========      ===========
     Cash paid for income taxes                                            $     3,200      $        --
                                                                           ===========      ===========
   NON-CASH FINANCING ACTIVITIES:
     Preferred shares issued for retirement of debt                        $        --      $ 1,193,000
                                                                           ===========      ===========
     Issuance of common shares for:
         Loan fees (see Note G)                                            $   133,664      $        --
                                                                           ===========      ===========
         Consulting fees (see Note E)                                      $   691,751      $        --
                                                                           ===========      ===========
         Settlement of an amount due to an attorney                        $   296,842      $        --
                                                                           ===========      ===========
         Business acquisition (see Note A)                                 $   300,000      $        --
                                                                           ===========      ===========
         Payment of dividends on preferred shares                          $    35,507      $        --
                                                                           ===========      ===========
         Conversion of redeemable Series C preferred shares                $ 2,000,000      $        --
                                                                           ===========      ===========
         Conversion of 10% convertible notes payable and
            accrued interest                                               $ 3,069,692      $        --
                                                                           ===========      ===========
        Issuance of warrants for acquisition costs                         $    49,655      $        --
                                                                           ===========      ===========
        Debt incurred for capital lease obligations                        $   670,957      $        --
                                                                           ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                 For the Years Ended December 31, 1998 and 1997


                                                                               1998              1997
                                                                           ------------      ------------
BUSINESS ACQUISITIONS:
Capitol Metals Co. in 1998 and Angeles Metal Systems, Inc.
   in 1997, respectively
     Assets acquired                                                       $  8,114,162      $  9,067,178
     Liabilities incurred or assumed                                         (6,064,162)       (8,099,413)
      Common shares issued                                                     (300,000)             (864)
                                                                           ------------      ------------
        Cash used in business                                              $  1,750,000      $    966,901
                                                                           ============      ============
TPSS Acquisition Corp.
     Assets acquired                                                       $ 14,713,453      $         --
     Liabilities incurred or assumed                                        (16,033,242)               --
                                                                           ------------      ------------
          Excess liabilities assumed                                       $ (1,319,789)     $         --
                                                                           ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997

NOTE A - BUSINESS AND GOING CONCERN

     1.   Business
          --------

     Consolidated Capital of North America, Inc., a Colorado corporation (the "Company"), was organized in 1987. During 1997, the Company sold all of its real estate investments. With the 1997 acquisition of Angeles Metal Trim Co. ("Angeles") and the 1998 acquisitions of substantially all of the assets of Capitol Metals Co., Inc. ("Old Capitol"), and Toledo Pickling and Steel Sales, Inc. ("Toledo Pickling"), the Company intends to focus on the steel frame building business, steel service center operations and complementary businesses.

     On January 21, 1997, Consolidated Land & Cattle Company, an inactive subsidiary of the company, merged with Angeles Acquisition Corp ("Angeles Acquisition"), a privately-held company. Angeles Acquisition survived the merger and is a wholly-owned subsidiary of the Company. As part of the merger, the Company issued 8,638,003 common shares to the sole shareholder of Angeles Acquisition. The shares were recorded at the shareholder's basis in the entity. Concurrent with the merger, the Company sold 5,496,911 common shares in a private transaction, for an aggregate purchase price of $1,000,000. Prior to the merger, Angeles Acquisition acquired Angeles for approximately $4,300,000, including fees and expenses. Angeles incurred indebtedness of approximately $4,300,000, which was used in connection with this acquisition. A portion of the proceeds from the indebtedness was used to repay the outstanding balance of $900,000 under Angeles' line of credit. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price resulted in an excess purchase price over fair value of net assets acquired of $2,384,904. This amount represent goodwill and is being amortized over 10 years. The results of operations for Angeles are included in the accompanying statements of operations from the date of acquisition.

     On January 12, 1998, the Company, through a wholly-owned subsidiary, purchased substantially all of the assets of Old Capitol, a privately-held steel processing and service center headquartered in Torrance, California. Old Capitol filed for protection under Chapter 11 of the Bankruptcy Code on October 7, 1997. The total consideration was approximately $8,100,000, consisting of $336,000 in cash, $1,500,000 in promissory notes, $300,000 in 269,349 common shares of the Company, the assumption of an outstanding note and interest of $626,000, the repayment of $4,764,000 of Old Capitol's then existing senior debt and the assumption of approximately $574,000 of costs and expenses associated with the acquisition. The Company agreed to include the common shares issued in connection with the acquisition of assets of Old Capitol in a registration statement, which was filed with the Securities and Exchange Commission on August 6, 1998. In February 1998, Angeles Acquisition changed its corporate name to Capitol Metals Co. ("Capitol").

     Effective December 31, 1998, the Company, through its wholly-owned subsidiary, TPSS Acquisition Corp. ("TPSS Acquisition"), purchased substantially all of the assets and assumed certain liabilities of Toledo Pickling, a privately-held steel processing and service center, headquartered in Toledo, Ohio.

     The transaction was accounted for using the purchase method of accounting and the total consideration was approximately $16,033,000, consisting primarily of the assumption of certain liabilities of Toledo Pickling including: the assumption of $5,647,000 due under the Restated Loan and Security Agreement by and among Toledo Pickling, National Bank of Canada ("NBC") and Finova Capital Corporation ("Finova") (the "Revolving Loan Agreement"), $2,596,000 under the Loan and Security Agreement by and between Seller and Finova (the "Term Loan Agreement"),

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     accounts payable of approximately $7,328,000 and various other liabilities of approximately $462,000 as of December 31, 1998. The Revolving Loan Agreement and the Term Loan Agreement were assumed by TPSS Acquisition required to be refinanced or repaid on April 12, 1999 (see Note G).

     The purchase price was allocated as of December 31, 1998 as follows:

         Accounts receivable                         $  4,606,000
         Inventories                                    2,900,000
         Other current assets                              22,000
         Property and equipment                         6,905,000
         Goodwill                                       1,320,000
         Deposits and other assets                        280,000
                                                     ------------
                                                     $ 16,033,000
                                                     ============

     The pro forma effect on the statement of operations for the Company had the Capitol, Toledo Pickling and Angeles acquisitions taken place on January 1, 1997 would have been as follows:

                                                 1998                1997
                                                 ----                ----
         Revenues                           $   95,878,212      $ 141,787,514
         Loss from operations               $   (9,565,068)     $  (5,149,338)
         Net Loss                           $  (18,321,596)     $  (9,226,198)
         Loss applicable to common
           shareholders                     $  (19,276,955)     $  (9,226,198)
         Basic and diluted loss
           per share                        $         (.79)     $        (.55)
         Weighted average number
           of common shares
           outstanding                          24,445,583         16,749,772

     2.  Going Concern
         -------------

     The Company had a working capital deficit of $20,200,169 and a shareholders' deficit of $4,195,554 as of December 31, 1998 and incurred a net loss of $14,825,879 for the year ended December 31, 1998. The ability of the Company to continue as a going concern is dependent upon its ability to obtain sufficient additional capital and to generate sufficient revenues to sustain its operations.

     The Company plans to raise additional working capital through private offerings of debt and equity. The outcome of these activities cannot be determined at this time and there is no assurance that the Company will have sufficient funds to execute its business plan or generate positive operating results. These issues, among others, raise substantial doubt

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of the liabilities that might result should the Company be unable to continue as a going concern.

     Management believes that the Company will be able to generate sufficient funds to sustain its operations through March 31, 2000.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TPSS Acquisition (as of December 31, 1998), Capitol and Angeles and Angeles' wholly-owned subsidiary, California Building Systems, Inc. All significant intercompany accounts and transactions have been eliminated.

     2.  Inventories

     Inventories are stated at the lower of cost (which approximates first-in, first-out basis) or market.

     3.  Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are provided using principally the straight-line method over estimated useful lives ranging from one to twenty years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     Long-lived assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any assets may not be recoverable (see Note L).

     4.  Goodwill

     Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, and is being amortized over ten years on a straight-line basis. The Company periodically evaluates the carrying value and the remaining useful life of its goodwill, and will adjust the carrying value and related amortization period, if appropriate (see Note L).

     5.  Other Assets

     Other assets include deferred financing costs and deferred acquisition costs. Deferred financing costs are amortized over the life of the related loan. Costs incurred for unsuccessful acquisitions are expensed immediately.

     6.  Income Taxes

     The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes".

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     7.  Use of Estimates

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

     8.  Concentrations of Risk

     The Company purchases its raw materials from a few vendors, which potentially subjects the Company to a concentration of supplier risk. Although its purchases of raw materials are currently concentrated with a few key suppliers, management believes that other suppliers could provide similar services and comparable terms. A change in suppliers, however, could cause delays in manufacturing and shipping and a possible loss of sales, which could adversely affect operating results.

     The majority of the Company's sales are to customers in the commercial construction market. An adverse change in the financial condition of the market could cause a loss of sales, which could adversely affect operating results.

     9.  Basic Net Loss Per Share

     Basic loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires basic earnings per share be calculated based on weighted average number of common shares outstanding for the period without giving effect to outstanding common share equivalents, while diluted earnings per share considers the effect of common share equivalents on weighted average number of common shares outstanding.

     Common share equivalents were not considered as they would be anti-dilutive. The impact under the treasury stock method of dilutive stock options and warrants would have been 3,117,873 and 19,231 common shares for the years ended December 31, 1998 and 1997, respectively.

     10.  Financial Instruments

     The carrying amounts of the Company's accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 1998 and 1997, because of their relatively short maturity.

     11.  New Financial Accounting Pronouncements

     The Company has adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information" in the year ended December 31, 1998. These new pronouncements had no material impact on the Company's consolidated financial statements.

     12.  Reclassifications

     Certain items in the 1997 consolidated financial statements have been reclassified to conform with 1998 presentation.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


NOTE C - INVENTORIES

      Inventories consisted of the following amounts at:

                                            December 31,
                                     --------------------------
                                         1998            1997
                                     -----------     ----------
             Raw materials and
                supplies             $   657,722     $  387,747
             Finished goods            4,214,702        805,461
                                     -----------     ----------
                                     $ 4,872,424     $1,193,208
                                     ===========     ==========

NOTE D - RELATED PARTY TRANSACTIONS

     In 1997, the Company borrowed approximately $1,000,000 from various affiliated entities. Interest and loan fees to these entities for 1997 amounted to $298,382, of which $248,234 was paid by issuing 286,666 shares of the Company's common shares. The fair value of the shares was determined by the Board of Directors of the Company. The balance of $50,148 was paid or accrued in 1997. On December 31, 1997, the Company issued to these same entities 744,000 shares of its Series A preferred shares and 449,000 shares of its Series B preferred shares in exchange for the retirement of $1,025,000 of these loans and payment of $168,000 in management fees.

     Notes payable to affiliates as of December 31, 1997 included three notes in the amount of $75,000 each, which bore interest at the rate of 12% per annum and were due March 31, 1998. These loans were repaid during 1998.

     During 1997, the Company entered into a five-year agreement with an affiliated entity to provide administrative, accounting, investment banking and investor relations services as defined in the agreement. Fees for these services were $192,500 for the year ended December 31, 1997. The Company issued 168,000 shares of Series B preferred shares valued at $168,000 and the remaining portion was paid in cash. The fees for these services in 1998 amounted to $210,000. Of this amount, $37,500 was outstanding as of December 31, 1998 and was subsequently paid.

     During 1998, the Company entered into various loan agreements with affiliated entities. In connection with these loans, the Company issued common shares to these affiliated entities as loan fees (see Note G).

     The Company leases the Toledo Pickling facility from a real estate partnership in which the former President and shareholder of Toledo Pickling has a 50% interest. The agreement provides for monthly payments, which are negotiated annually and range from $23,000 to $32,000. The lease expires in May 1999 and provides the Company with options to renew the lease for two additional terms of five years each.

     The Company also leases other equipment directly from the former President and shareholder of Toledo Pickling. Monthly payments range from $41,000 to $51,000, and the lease agreement expires in 2003.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


NOTE E - SHAREHOLDERS' (DEFICIT) EQUITY

     1.  Preferred Shares

     The Company has various classes of preferred shares: Series A, Series B, Series C and Series D. Both the Series A and B shares (i) have 1,000,000 authorized shares, (ii) are entitled to a cumulative $0.12 per annum dividend, and (iii) a liquidation preference of $1.00 per share, plus any accumulated but unpaid dividends. The dividends are payable quarterly, in cash or at the option of the Company, in common shares. The Series A shares have a priority in liquidation over the Series B shares.

     The Company has the right to redeem both the Series A and B shares at any time for an amount equal to their liquidation preference amount. In addition, both the Series A and B shares are convertible, at the option of the holders, into common shares, on a share for share basis. Both the Series A and B shares are nonvoting.

     During March 1998, the Company sold 200 shares of its newly authorized Series C Preferred shares at $10,000 per share for a total consideration of $2,000,000. In connection with the purchase of the preferred shares, the Company issued warrants to purchase up to 250,000 common shares at $2.38 per share. The warrants can be exercised any time until March 6, 2000. In addition, the Company paid $120,000 to a company owned by a director of the Company, for services rendered in connection with arranging for the Series C funding. During 1998, the holders of the Series C preferred shares have converted the entire issue of $2,000,000 into 8,775,284 common shares of the Company. In addition, the Company issued 58,012 common shares for dividends earned totaling $35,507, which is shown as a non-cash financing activity in the accompanying consolidated statement of cash flows.

     The Series D 8% convertible preferred shares have a stated value of $10,000 per share with an authorized amount of 350 shares and are entitled to a cumulative $800 per annum dividend, a liquidation preference of $10,000 per share, plus any accumulated but unpaid dividend and shall rank equally with Series A, B, and C preferred shares in liquidation. This Series is convertible, at the option of the holders, at any time after the thirtieth day after the common shares underlying this Series have been registered with the Securities and Exchange Commission at the rate of $10,000 divided by 95% of average of the closing bid prices for each of the five trading days prior to exercise date of any such conversion. There were no Series D preferred shares issued as of December 31, 1998.

     2.  Common Shares

     On January 21, 1997, Consolidated Land & Cattle Company (an inactive subsidiary of the Company) merged with Angeles Acquisition Corp. Angeles Acquisition Corp. survived the merger and is a wholly owned subsidiary of the Company (see note A). In January 1997, the Company issued 8,638,003 common shares to the sole shareholder of Angeles Acquisition Corp. at the shareholder's basis in the entity.

     In January 1997, the Company sold 5,496,911 common shares in a private transaction for an aggregate purchase price of $966,901. During 1998, the Company issued 18,365,332 common shares to certain holders of the 10% convertible notes, in exchange for debt of $2,827,000 and interest of $242,692. Also, during 1998, all of the Series C preferred shares were converted into 8,775,284 common shares. During 1998, the Company issued 620,000 common shares, totaling $891,159, for future consulting services which are being amortized over the service period with the unamortization portion at December 31, 1998 shown as a non-cash financing activity in the accompanying consolidated statements of cash flows. At December 31, 1998, the unamortized portion of these costs totaling approximately $691,751 are shown in other assets in the accompanying consolidated balance sheets. In addition, the

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     Company issued 920,000 common shares totaling $830,491 for consulting services previously rendered in 1998. Also, the Company issued 2,809,741 common shares totaling $894,885 for loan fees in connection with the notes payables to affiliates, the 10% convertible notes payable, and the 18% convertible notes payable, the unamortized portion of which is shown as a non-cash financing activity in the accompanying consolidated statements of cash flows. At December 31, 1998, the unamortized portion of these deferred loan costs totaled $133,664 and is shown as deferred loan costs in the accompanying consolidated balance sheets. Other common shares issued during 1998 included 270,000 shares for legal services accrued at December 31, 1997, 269,349 for the acquisition of Capitol and 58,012 in lieu of cash payment of dividends on Series A and B preferred shares.

     3.  1997 Stock Incentive Plan

     At the annual meeting of the shareholders of the Company held on October 8, 1997, the Shareholders adopted the Company's 1997 Stock Incentive plan (the "1997 Plan"). Under the terms of the 1997 Plan, the Company may grant employees or consultants and advisors for services rendered to the Company, stock options, stock appreciation right or stock awards. The Company reserved 3,000,000 common shares in 1997 for issuance under the 1997 Plan, which was increased to 6,000,000 common shares at the annual shareholders' meeting held on December 1, 1998. The exercise price of options granted under the 1997 Plan shall not be less than the fair market value of the common shares on the date of grant. As of December 31, 1998, options to acquire an aggregate of 2,887,250 common shares were outstanding under the 1997 Plan. As of December 31, 1998, 1,170,000 common shares had been granted as stock awards under the 1997 Plan and no stock appreciation rights had been granted. The 1997 Plan expires on August 22, 2007.

                              Number of    Weighted Average      Exercise
                                Shares      Exercise Price   Price Per Shares
                             ---------     ----------------  ---------------
Outstanding at 12/31/96             --              --                     --
         Granted               500,000          $ 2.00                $ 2.00
         Exercised                  --              --                    --
         Cancelled                  --              --                    --
                             ---------          ------                ------
Outstanding at 12/31/97        500,000          $ 2.00                $ 2.00

         Granted             2,891,000          $  .83       $  .14 - $ 2.08
         Exercised                  --              --                    --
         Cancelled            (503,750)         $ 2.00       $ 2.00 - $ 2.08
                             ---------          ------       ---------------
Outstanding at 12/31/98      2,887,250          $  .83       $  .14 - $ 2.08
                             =========          ======       ===============

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     The following table summarizes the information about the stock options outstanding at December 31, 1998:

                          Weighted
                           Average      Remaining                 Weighted
             Number       Exercise     Life of the      Number     Average
Price     Exercisable      Price      Options (years)   Vested   Exercise Price
-----     -----------     --------    ---------------   ------  ---------------
$0.14         576,000       $0.14            10         37,500     $0.14
$0.34       1,200,000       $0.34           9.7        450,000     $0.34
$1.00          50,000       $1.00           9.6             --     $1.00
$1.22         400,000       $1.22             9        250,000     $1.22
$2.08         661,250       $2.08           9.2             --     $2.08
          -----------                                  -------
            2,887,250                                  737,500
          ===========                                  =======

     At December 31, 1997 none of the options granted had vested.

     In accordance with provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option plan and, accordingly, does not recognize compensation expense for options issued to employees. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and basic and diluted net loss per share would have increased to the pro forma amounts indicated in the table below:

                                                    1998              1997
                                                    ----              ----
         Net loss attributable to common
            shareholders - as reported          $(15,781,239)      $(2,478,577)
         Net loss attributed to common
            shareholders - pro forma            $(15,937,515)      $(2,548,577)
         Basic and diluted net loss per
            share as reported                   $       (.65)      $      (.17)
         Basic and diluted net loss per
            share-pro forma                     $       (.66)      $      (.17)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to December 31, 1995, the resulting pro forma compensation expense may not be representative of the cost to be expected in future years. Selling, general and administration expenses included approximately $45,000 in 1998 and none in 1997, respectively, for options issued to non-employees in accordance with SFAS No. 123. SFAS No. 123 requires the accounting for stock-based compensation programs to be reported within the financial statements on a fair value method for non-employees. In determining the charge to operations for non-employee stock options, the Company applied a valuation model which relies on several highly subjective assumptions, including expected stock price volatility and estimated date of opinion exercise. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its options.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     The fair value of each option granted to employees and non-employees is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                            December 31,
                                                         -----------------
                                                           1998      1997
                                                         -------    ------
         Expected dividend yield                              0%         0%
         Expected stock price volatility                     47%       142%
         Weighted average risk free interest rate             5%         6%
         Weighted average expected life of options       5 years    5 years
         Weighted average fair value of options            $0.07      $1.81

     4.  Issuance of  Warrants

     In March 1998, the Company issued warrants to purchase 2,000,000 common shares, 1,000,000 exercisable at $1.00 per share and the remaining 1,000,000 at $.75 per share, expiring March 2001 and March 2000, respectively, both in excess of fair market value. The warrants were issued in exchange for $385,000 of cash paid by a related party.

     On December 31, 1998, the Company issued two warrants to purchase 2,000,000 common shares, 1,000,000 exercisable at a fair market value of $.16 per share, expiring January 31, 2002, and the remaining 1,000,000 exercisable at a fair market value of $.16 per share until January 31, 2000, at $.24 per share until January 31, 2001 and at $.36 per share until January 31, 2002 at which time the warrant expire. These warrants were issued to third parties in consideration for their efforts in connection with the Toledo Pickling acquisition. The value of these warrants, $49,655, was recorded as deferred acquisition costs for Toledo Pickling as of December 31, 1998. In February 1999, the second warrant was exercised at $.16 per share for 1,000,000 common shares of the Company. In February 1999, one of these parties also received 250,000 common shares as an additional consideration for services rendered in connection with the Toledo Pickling acquisition.

NOTE F - BUSINESS SEGMENT

     The Company conducts its business within one business segment which is defined as being a steel service provider and related services.

     The Company had approximately $86,000 and $228,000 of sales to customers located in foreign countries for the year ended December 31, 1998 and 1997, respectively. In addition, the Company does not have operations located in foreign countries.

NOTE G - NOTES PAYABLE

     1.  Long-Term Debt

     On January 15, 1997, the Company entered into a credit facility with a lender and borrowed approximately $2,800,000. This credit facility was due on December 15, 1998 and bore interest at a rate of 2% per annum over the lender's LIBOR-Rate. The balance outstanding at December 31, 1997 was approximately $2,116,000. Interest expense was approximately $203,000 in 1997.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     On January 17, 1997, the Company also borrowed $1,400,000 from a financial institution at an interest rate of 9.78%, payable in forty-eight installments, with the final payment due on February 17, 2001. The balance outstanding at December 31, 1997 was approximately $1,132,000. Interest expense was approximately $115,000 in 1997.

     On January 12, 1998, both of the above discussed loans were repaid in connection with the establishment of a new financing facility with Congress Financial Corporation ("Congress Financial"). The new facility consists of $3,443,000 in term loans, payable $57,384 per month, through January 2003, and revolving lines of credit as determined as a percentage of eligible accounts receivable and eligible inventories expiring January 2000, less certain reserves as defined in the new agreement. The maximum borrowing permitted under the new credit facility is $20,000,000, as defined in the agreement. Interest is payable monthly at the bank's prime rate plus 0.75% per annum (8.50% at December 31, 1998). All the advances under the new facility are collateralized by all of the assets of Angeles and Angeles Acquisition (Capitol) and are also guaranteed by the Company and California Building Systems, Inc., a subsidiary of Angeles. At December 31, 1998, $2,252,342 was outstanding under the term loan and $2,657,276 under the line of credit. Interest expense was approximately $594,000 in 1998.

     The new financing facility contains a number of financial and other non-financial covenants for both Angeles and Capitol and cross default provisions with the Company's other notes payable of $180,000 and $1,300,000 outstanding at December 31, 1998. Angeles and Capitol are not in compliance with these new covenants as of December 31, 1998 and have not received waivers, and therefore all amounts due Congress Financial are classified as current. The Congress Financial loan agreements were amended on February 1, 1999 and provides, among other things, for a temporary increase (from February 1, 1999 through March 31, 1999) in interest rates from .75% to 1.75% per annum in excess of the bank's prime rate. Also, this amendment provides for additional weekly principal payments of $17,400 for a eight-week period starting February 1, 1999.

     In connection with the Toledo Pickling acquisition, the Company assumed two term loans with Finova. The first Finova term loan with an outstanding balance of $2,276,254 at December 31, 1998 bears interest at 10.5% per annum and is due on December 31, 2000. The second Finova term loan with the outstanding balance of $319,443 at December 31, 1998 bears interest at 11% per annum and is due on December 1, 2000. Each of the term loans contains restrictive covenants and cross default provisions similar to those included in Toledo Pickling's line of credit agreement and is secured by Toledo Pickling's machinery and equipment and is guaranteed by the Company and the former President and shareholder of Toledo Pickling. At December 31, 1998, Toledo Pickling was not in compliance with these covenants and has not received waivers. The loan balances were not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the loans are refinanced.

     2.  Line of Credit

     In connection with the Toledo Pickling acquisition, the Company assumed outstanding borrowings of $5,646,748 under a line of credit with NBC and Finova. Under the financing arrangements with NBC and Finova, a line of credit is available to Toledo Pickling for borrowing up to $23 million as defined. Toledo Pickling is entitled to borrow up to 85% and 65% of its qualified accounts receivable and inventory, respectively, or the available line, whichever is less. At December 31, 1998, Toledo Pickling had no additional borrowings available under its line of credit agreement. The obligation, which is repayable on demand, is secured by the accounts receivable and inventory of Toledo Pickling and guaranteed by the Company and the former President and shareholder of Toledo Pickling in the amount of $2.5 million plus all amounts outstanding on the line of credit over $18 million. Interest on the line of credit is calculated at 9.75% per annum and is payable monthly. The line of credit contains certain financial and other covenants including a

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     minimum net worth requirement and a minimum ratio of liabilities to net worth, as well as certain restrictions on capital expenditures, dividends and officers' compensation. At December 31, 1998, Toledo Pickling was not in compliance with certain provisions of the covenants and has not received waivers. The line of credit balance was not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the balance is refinanced or repaid.

     3.  Convertible Notes Payable to Affiliates

     During January 1998, in connection with the acquisition of Capitol and the transactions with Congress Financial, a related party loaned an additional $1,500,000 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Note") in the amount of $1,750,000, with a 12% annual interest rate payable monthly in arrears. The Note is due in one year or sooner in the event of a $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial. The Note is convertible into 1,750,000 common shares. As additional consideration for the loan,the Company issued 1,500,000 common shares to the related party. The value of the shares, $600,000, is accounted for as additional interest expense over the life of the loan. Interest expense on the Note was approximately $1,040,000 in 1998, of which $588,493 represents amortization of the value of the common shares.

     During March 1998, an affiliate loaned $214,286 to the Company. The loan is evidenced by a convertible promissory note of the Company (the "Promissory Note") in the aggregate amount of $250,000, with a 12% annual interest payable monthly in arrears. The Promissory Note is due in one year or sooner in the event of $25 million equity issuance by the Company and is secured by a subordinate security interest in all of the assets of the Company and its subsidiaries, effective upon the consent of Congress Financial to such security interest or the refinancing or repayment of the loan from Congress Financial. The Promissory Note is convertible into 250,000 common shares. As additional consideration for the loan, the Company issued 214,286 common shares to the affiliate. The value of these shares, $85,714, is accounted for as additional interest expense over the life of the loan. Interest expense on the Promissory Note was approximately $126,000 in 1998, of which $71,389 represents amortization of the value of the common shares.

     On December 7, 1998 an affiliate loaned $75,000 to the Company. The loan is evidenced by a convertible promissory note of the Company. The note is due on March 7, 1999 with interest at 18% per annum. The Company may at its election, extend the due date for two additional ninety-day periods in exchange for 21,775 Common Shares for each ninety-day period. This note may be converted into common shares of the Company at the conversion price of $.12 per share, which was below the fair market value of the Company's common shares as of December 7, 1998. The value of the discounted conversion feature, $39,063, was accounted for as additional interest expense in the year ended December 31, 1998. The Company issued 95,455 of its common shares as the initial loan fee in connection with this loan.

     4.  10% Convertible Notes Payable

     The Company has issued and sold, in private placements, an aggregate of $5,000,000 of its 10% convertible notes payable (collectively, the "10% Notes") pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The Company issued $2,000,000 of the 10% Notes on April 9, 1998, $1,500,000 on April 16, 1998, $500,000 on June 10, 1998 and
     $1,000,000 on June 16, 1998. The proceeds from the issuance of the 10% Notes were used for working capital. Interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The maturity date of the 10% Notes is April 9, 1999 (the "Maturity Date"). The Company has the right, at its sole option, to pay any interest due on the 10% Notes in common shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's common shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into common shares of the Company (the "Conversion Shares") at the conversion price equal to the lesser of (i) $1.75 per share or (ii) one of the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to the conversion date and
     (y) on or after October 5, 1998 a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to conversion date. The conversion price is subject to adjustment under specified anti-dilution provisions. As of December 31, 1998, the holders of the 10% Notes have converted $2,827,000 of the 10% Notes and $242,692 of interest into 18,365,332 common shares of the Company, which are included in the accompanying statements of cash flows as non-cash financing activities. The value of the discounted conversion feature, $1,666,666, was accounted for as additional interest expense in the year ended December 31, 1998. Interest expense was approximately $2,435,000 in 1998, including the $1,666,666.

     5.  18% Convertible Notes Payable

     On October 21, 1998 the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% convertible notes payable (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and the purchaser of the 15% convertible notes payable. The 18% Notes were issued to refinance the principal and accrued interest on the 15% convertible notes payable, which had also been issued during 1998. The proceeds were used for working capital. The sum of $18,900 shall be paid by the Company on January 15, 1999 in cash or at the option of the noteholder in common shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000 shall be computed at the rate of 18% per annum and is to be paid on or before January 19, 1999 (the "Maturity Date"). The Company may, at its election, extend the Maturity Date for two additional ninety days periods by giving notice to the noteholder of such extension at least thirty days prior to the original or extended Maturity Date, as applicable. The Company has issued to the noteholder 800,000 common shares as additional consideration in connection with the issuance of the 18% Notes. In connection with the repayment of $18,900 balance due January 15, 1999 and the extension of the maturity date of $1,550,000 of the 18% Notes from January 19, 1999 to April 19, 1999, the Company issued to Capital Fund Leasing 607,500 common shares in January 1999. In addition, the Company also issued Capital Fund Leasing 450,000 common shares in March 1999 to further extend the Maturity Date from April 19, 1999 to July 18, 1999. In April 1999, the maturity date was further extended to January 15, 2000. Interest expense was approximately $535,000 in 1998.

     6.  Other Notes Payable

     In January 1998, in connection with the Capitol acquisition, the Company assumed an outstanding note in the amount of $600,000 and related interest of $26,000. The Company then issued a new replacement note, which bears interest at the rate of 10% per annum and is collateralized by substantially all the assets of Capitol (subordinated to Congress Financial). As of December 31, 1998, approximately $180,000 was outstanding on this note, which was paid in full on March 30, 1999. Also, in connection with the Capitol acquisition, Capitol issued to the unsecured creditors of Old Capitol $1,500,000 in promissory notes, bearing interest at 9% per annum. During April 1999, the unpaid principal of the Binhad notes of $1,300,000 was combined into

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     a single note. The note calls for a payment of $409,426 including accrued interest due on April 30, 1999 with monthly payment from May 15, 1999 through June 15, 2000 of $67,707 plus interest at 10% per annum. Since the Congress Financial loans agreement contain cross default provisions with the Binhad Note, the amount due of the Binhad Note has been classified as current at December 31, 1998 as a result of the Company's non-compliance with the covenants under the Congress Financial loan agreements.


NOTE H - INCOME TAXES

     Deferred taxes are determined based on the estimated future tax effects of difference between the financial statements and the basis of assets and liabilities under the provisions of the enacted tax laws.

     The tax effects of temporary differences that give rise to net deferred taxes at December 31, 1998 and 1997 are as follows:

Deferred tax assets (liabilities):                      1998             1997
                                                    -----------      -----------
    Allowance for bad debts                         $    86,627      $    55,201
    Reserve for inventory                                95,548           40,000
    Net operating loss carryforward                   6,300,345        1,664,954
    Inventory capitalization                                 --           56,497
    Depreciation and amortization                       (17,017)          62,794
    Provision for write-down of assets                  202,380               --
    Others                                              131,068           15,200
                                                    -----------      -----------
             Total deferred tax assets                6,798,951        1,894,646

    Valuation allowance for deferred tax assets      (6,798,951)      (1,894,646)
                                                    -----------      -----------

    Net deferred tax assets                         $        --      $        --
                                                    ===========      ===========

     A valuation allowance was established because of the uncertainty that the deferred tax asset will be realized.

     At December 31, 1998 the Company had net operating loss carryforwards of approximately $17.2 million and $7.7 million for federal and state income tax purposes, which will and expire through 2013. Due to the additional common shares issued in 1998 and 1997 and a change in ownership, pursuant to Section 382 of the Internal Revenue Code, the Company's utilization of its net operating loss carryforwards will be subject to an annual limitation.

NOTE I - COMMITMENTS

     1. Leases

     The Company leases its plant facilities under various operating lease agreements.

     Total rent expense under operating lease agreements for the years ended December 31, 1998 and 1997 was approximately $1,165,000 and $348,000, respectively. In addition to the lease payments, the Company is responsible for property taxes.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     The following is a schedule of future minimum lease payments under operating and capital leases for facilities and equipment. Certain of these leases are with affiliated entities.

                Year Ending
                December 31,                  Operating            Capital
                ------------                 -----------          ----------
                   1999                      $ 1,619,771          $  246,180
                   2000                        1,281,697             207,295
                   2001                          428,682             207,295
                   2002                          423,006             202,910
                   2003                          423,006             143,189
                                             -----------          ----------
                                             $ 4,176,162           1,006,869
                                             ==========
                   Less: Interest                                   (149,758)
                                                                  ----------
                                                                     857,111
                   Less: Current portion                            (193,895)
                                                                  ----------
                                                                  $  663,216
                                                                  ==========

     2.   Employment Contract

     During 1997, the Company entered into a one-year employment contract with the President of one of its subsidiaries. The contract provides for annual compensation of $84,000 plus bonuses and the issuance of 500,000 stock options. The contract was terminated on May 27, 1998 and the stock options were canceled.

     Effective September 1, 1998, the Company entered into a one-year employment agreement with the current President and Chief Operating Officer at the Company. The agreement provides for annual compensation of $200,000 plus bonuses and the issuance of 1,000,000 stock options. These stock options are subject to a four-year vesting period if certain performance level are achieved and is being accounted for under variable plan accounting.

     3.  Deferred Compensation

     Toledo Pickling has established a deferred compensation arrangement with an officer. Portions of the deferred compensation arrangement are funded through life insurance policies. The amount accrued at December 31, 1998 of $100,000 represents the portion of the deferred compensation assumed by TPSS Acquisition. The aggregate cash surrender values of the life insurance policies relating to the deferred compensation arrangement amounted to $276,679 at December 31, 1998 and are included in other assets in the accompanying consolidated balance sheets.

NOTE J - CONTINGENCIES

     The Company is a party to various pending or threatened legal proceedings arising in the ordinary course of its business. Management believes, based upon the information currently available, that any liabilities that may result from these legal proceedings will not have a material effect on the Company's financial condition as presented in the accompanying consolidated financial statements.

NOTE K - TERMINATION OF AN ACQUISITION

     During April 1998, the Company entered into a letter of intent to acquire Form Tech Steel, Inc. ("Form Tech") a privately held, Midwest-based steel service center. During July 1998, the company withdrew it offer to purchase Form

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     Tech. Capitalized cost incurred to that date amounted to $1,007,288, which included common shares issued for consulting fees having a value of $477,625, deposit of $200,000, outside accounting fees of $48,000, estimated penalty to convertible noteholders of $97,250 related to the delay in filing a registration statement as a result of the potential acquisition and various other expenses amounting to $184,413 have been expensed in the accompanying consolidated statements of operations.

NOTE L - SUBSEQUENT EVENTS

     The Company received a $1,250,000 loan from Security Income Trust L.P. ("SIT"), a privately-held company controlled by a director and officer of the Company. The loan is evidence by a promissory note of the Company dated January 11, 1999, with an 18% annual rate of interest payable in arrears together with the principal on July 10, 1999. The Company issued 1,000,000 common shares to SIT as additional consideration for purchasing the note. The Company may, at its option, extend the maturity date of the note for two successive ninety-day periods. In connection with and at the time of each such extension, the Company shall issue to SIT 1,000,000 shares of common shares of the Company in consideration for such extension.

     Subsequent to December 31, 1998, the noteholders for the $1,750,000, $250,000, $75,000 notes payable to various affiliated entities extended the payment dates through January 15, 2000 (see Note G). As consideration for extending these maturity dates, the Company has agreed to issue warrants to purchase 1,750,000, 250,000 and 75,000 common shares of the Company, respectively, at $.20 per share. The warrants will expire on March 6, 2004. In April 1999, the Company has also agreed to issue to the holder of the $75,000 note payable, an additional 43,550 common shares in connection with the extension of the maturity (see Note G).

     Subsequent to December 31, 1998, Capitol decided to discontinue its steel retail sales business. The Company plans to sell the property and equipment related to its retail sales business. Consequently, the carrying values of property and equipment and goodwill related to the retail sales business were written down to their estimated net realizable values in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The amount of the impairment write-down of such assets totaled $508,053, while an additional $289,862 of inventory reserves were charged to cost of goods sold for the year ended December 31, 1998. The $508,053 consisted of a write-down of property and equipment of approximately $276,000 and write down of goodwill of approximately $232,000.

     In connection with the recent acquisition of TPSS Acquisition, 4,784,689 common shares were issued during January 1999 to U.S. Steel Group of USX Corporation ("USX") in satisfaction of debt of $1,000,000. The Company also issued a promissory note to USX in the amount of $2,000,000, with interest at 8% per annum, payable quarterly in the amount of $166,667 including principal and interest beginning on March 1, 1999. The note is due in full on December 1, 2001. The holder of this note may at any time prior to maturity convert the principal amount hereof remaining outstanding into the Company's common share at the conversion ratio of $.209 of principal for one common share, or an aggregate of 9,569,378 shares. Also, the Company made a cash payment of $166,363 on February 1, 1999 and made the first payment due on March 1, 1999 on the promissory note.

     Subsequent to December 31, 1998, the Company issued 75,000 common shares to a consultant for services rendered in 1998. The value of these shares was accrued at December 31, 1998.

     Subsequent to December 31, 1998, $173,000 of the 10% Notes was converted into 1,308,811 common shares. The maturity date of the remaining 10% Notes of $2 million has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company has agreed to issue to the holders of the $2 million outstanding 10% Notes

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 31, 1998 and December 31, 1997


     warrants to purchase an aggregate of 2,000,000 common shares at $.20 per share. The warrants expire on March 6, 2004. The Company has agreed to promptly register the Common Shares underlying the warrants with the Securities and Exchange Commission. In April 1999, 436,444 Common Shares will be issued to the holders of the 10% notes for interest due on April 1, 1999.

     Subsequent to December 31, 1998 the noteholder for $1,550,000 of the Convertible 18% notes payable extended the payment date through January 15, 2000 (see Note G). In connection with such extension, in April 1999 the Company has agreed to issue to a Capital Fund Leasing warrants to purchase 1,550,000 common shares at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the common shares underlying the warrant.

     In connection with the repayment of $18,900 balance due January 15, 1999 and the extension of the maturity date of $1,550,000 of the 18% Notes from January 19, 1999 to April 19, 1999, the Company issued to the holder of the 18% Notes 607,500 common shares in January 1999. In addition, the Company also issued the holder of the 18% Notes 450,000 common shares in March 1999 to further extend the maturity date was further extended to January 15, 2000.

                                INDEX TO EXHIBITS

Exhibit No.                         Description
-----------                         ------------
3.1(1)     Articles of Incorporation of the Company.

3.2(2) Articles of Amendment to Articles of Incorporation, dated as of December 31, 1997 (Setting Forth Terms of Series A Preferred Stock and Series B Preferred Stock).

3.3(3)     Articles of Amendment to Articles of Incorporation, dated as of March
           9, 1998 (Setting Forth Terms of Series C Preferred Stock).

3.4 Articles of Amendment to Articles of Incorporation, dated as of December 4, 1998 (Increasing Number of Authorized Shares)

3.5 Articles of Amendment to Articles of Incorporation, dated as of January 14, 1999 (Setting Forth Terms of Series D Preferred Stock)

3.6(4)     By-Laws Revised and Amended, as of August 26, 1997.

4.1(3)     Form of Warrant to Purchase 1,000,000 Common Shares at $1.00.

4.2(3)     Form of Warrants to Purchase 1,000,000 Common Shares at $.75.

4.3(3)     Form of Warrants to Purchase 250,000 Common Shares at $2.38.

4.4(5)     Form of Warrants to Purchase 20,000 Common Shares at $2.00.

4.5        Form of Warrants to Purchase 1,000,000 Common Shares at $.16.

4.6        Form of Warrants to Purchase 1,000,000 Common Shares at $.16-$.36.

10.1(6) Services Agreement, dated as of February 1, 1997, between the Company and Stone Pine Atlantic, LLC.

10.2(4)    Consolidated Capital of North America, Inc. 1997 Stock Incentive
           Plan.

10.3(4)    Form of Incentive Stock Option Agreement for Grants to Employees.

10.4(4)    Form of Non-Qualified Stock Option Agreement for Grants to Employees.

10.5(4)    Form of Non-Qualified Stock Option Agreement for Grants to
           Non-Employees.

10.6(7)    Asset Purchase Agreement, dated as of December 1, 1997, between the
           Company and Capitol Metals Co., Inc. (Exhibits and Schedules omitted).

10.7(7)    First Amendment to Asset Purchase Agreement, dated as of January 8,
           1998, among Binhad, Inc. (formerly known as Capitol Metals Co.,
           Inc.), the Company and Angeles Acquisition Corp.

10.8(7)    Assignment and Bill of Sale, dated January 9, 1998, from Binhad, Inc.
           (formerly known as Capitol Metals Co., Inc.) to Angeles Acquisition
           Corp.

10.9(7) Secured Promissory Note, dated January 12, 1998, in the principal amount of $1,200,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals, Inc.).

10.10(7) Secured Promissory Note, dated January 12, 1998, in the principal amount of $300,000, from the Company and Angeles Acquisition Corp., to Binhad, Inc. (formerly known as Capitol Metals Co., Inc.).

10.11(7)   Security Agreement, dated January 8, 1998, between Binhad, Inc.
           (formerly known as Capitol Metals Co., Inc.) and Angeles Acquisition
           Corp.

10.12(7)   Registration Agreement, dated as of January 6, 1998, between Binhad,
           Inc. (formerly known as Capitol Metals Co., Inc.) and the Company.

10.13(7) Assignment and Assumption Agreement, dated as of January 8, 1998, among the Company, Binhad, Inc. (formerly known as Capitol Metals
           Co., Inc.) and Angeles Acquisition Corp.

10.14(7)   Note Secured by Collateral Security Agreement, dated January 12,
           1998, by and between the Company and Angeles Acquisition Corp., and Nat and Evelyn Handel, Trustees of the Nat and Evelyn Handel Family
           Trust.

10.15(7)   Collateral Security Agreement, dated January 12, 1998, by and between
           Angeles Acquisition Corp. and Nat and Evelyn Handel, Trustees of the
           Nat and Evelyn Handel Family Trust.

10.16(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Advisors, LLC.

10.17(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Advisors, LLC.

10.18(2) Loan Agreement, dated as of December 31, 1997, between the Company and Stone Pine Capital, LLC.

10.19(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Stone Pine Capital, LLC.

10.20(2) Loan Agreement, dated as of December 31, 1997, between the Company and Paul Bagley.

10.21(2) Promissory Note, dated as of December 31, 1997, in the principal amount of $75,000 from the Company to Paul Bagley.

10.22(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Financial Group, LLC relating to the issuance of Series A
           Preferred Shares.

10.23(2)   Agreement, dated as of December 31, 1997, between the Company and ERB
           Acquisition Group, LLC relating to the issuance of Series A Preferred
           Shares.

10.24(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Colorado, LLC relating to the issuance of Series B
           Preferred Shares.

10.25(2) Agreement, dated as of December 31, 1997, between the Company and Stone Pine Atlantic, LLC relating to the issuance of Series B
           Preferred Shares.

10.26(2) Convertible Note, dated as of January 9, 1998, in the principal amount of $1,750,000 from the Company to Paul Bagley.

10.27(2) Convertible Note, dated as of March 3, 1998, in the principal amount of $250,000 from the Company to Stone Pine Atlantic, LLC.

10.28(3)   Offshore Securities Subscription Agreement for 6% Convertible
           Preferred Shares - Series C, dated March 6, 1998 (Exhibits and
           Schedules omitted).

10.29(2)   Loan Agreement, dated January 9, 1998, by and between Congress
           Financial Corporation (Western), Angeles Metal Trim Co. and Angeles
           Acquisition Corp.

10.30(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,943,000, from Angeles Metal Trim Co. to Congress Financial Corporation (Western).

10.31(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $200,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

10.32(2) Secured Promissory Note, dated January 9, 1998, in the original principal amount of $1,500,000 from Angeles Acquisition Corp. to Congress Financial Corporation (Western).

10.33(2)   Guarantee, dated January 9, 1998 executed by the Company Angeles
           Metal Trim Co. and California Building Systems, Inc. in favor of
           Congress Financial Corporation (Western) with respect to Angeles
           Acquisition Corp. notes.

10.34(2)   Guarantee, dated January 9, 1998 executed by the Company, Angeles
           Acquisition Corp. and California Building Systems, Inc. in favor of
           Congress Financial Corporation (Western) with respect to Angeles
           Metal Trim Co. notes.

10.35(2)   Lease Agreement, dated January 12, 1998, by and between Danat
           Investment Company and the Company (Re: property at 20000 South
           Western Avenue, Torrance , California).

10.36(2)   Subordination, Nondisturbance and Attornment Agreement, dated January
           12, 1998, by and among the Company, Angeles Acquisition Corp., Danat
           Investment Company and Aid Association for Lutherans.

10.37(2)   Mortgage Agreement, dated January 12, 1998, executed by Aid
           Association for Lutherans in favor of Congress Financial Corporation
           (Western) with respect to premises at 20000 S. Western Avenue, Torrance, California (Exhibits omitted).

10.38(2)   Agreement, dated as of March 3, 1998, by and between RDB Capital
           Advisors, LLC, Richard D. Bailey, Stone Pine Investment Banking, LLC and the Company.

10.39(8)   Agreement between Company and Christian W. Wolf effective March 10,
           1998.

10.40(8)   Form of Note Purchase Agreement between the Company and the
           Purchasers of 10% Convertible Notes (Exhibits and Schedules Omitted).

10.41(8)   Form of 10% Convertible Note due April 9, 1999.

10.42(8)   Agreement between the Company and Jeffrey R. Leach effective April
           29, 1998.

10.43(5)   Amendment to 10% Convertible Note due April 9, 1999.

10.44(9) Form of Note Purchase Agreement dated August 28, 1998 by and between the Company and the Purchaser of the 15% Notes (Exhibits and Schedules Omitted).

10.45(9)   Form of 15% Convertible Note of the Company.

10.46(9) Form of Note Purchase Agreement dated October 21, 1998 by and between the Company and the Purchaser of the 18% Notes (Exhibits and Schedules Omitted).

10.47(9)   Form of 18% Convertible Note of the Company.

10.48(9)   Employment Agreement dated as of September 1, 1998 between the
           Company and Richard D. Bailey.

10.49(10)  Asset Purchase Agreement dated as of December 31, 1998 by and between
           Toledo Pickling and TPSS Acquisition [Schedules and Exhibits
           Omitted].

10.50(10)  Assignment and Bill of Sale dated as of January 12, 1999 from Toledo
           Pickling to TPSS Acquisition.

10.51(10)  Assumption Agreement dated as of January 12, 1999 by and between and
           Toledo Pickling and TPSS Acquisition.

10.52(10)  Employment and Noncompetition Agreement dated as of January 12, 1999 between TPSS Acquisition and William Ciralsky.

10.53(10)  Equipment Purchase Agreement dates as of January 12, 1999 by and among TPSS Acquisition and William Ciralsky and Nancy Ciralsky.
           [Exhibits Omitted]

10.54(10)  Unconditional and Continuing Guaranty of the Company dated as of
           January 12, 1999 with respect to the Unconditional and Continuing
           Guaranty July 6, 1998, issued by William Ciralsky in favor or Toledo
           Blank, Inc. [Exhibit A Omitted]

10.55(10)  Indemnification Agreement dated as of January 12, 1999 by TPSS
           Acquisition to William Ciralsky.

10.56(10)  Lease dated as of January 12, 1999 by and between Cambell Investors, as lessor, and TPSS Acquisition, as lessee [real property located at 1149 Cambell Road, Toledo, Ohio].

10.57(10)  Consent to Assignment to Equipment Lease Agreement dated as of
           January 12, 1999 of Equipment Lease Agreement between Toledo Pickling and William Ciralsky and Nancy Ciralsky dated as of June 1, 1998
           [Herr-Voss .50 inch maximum level line].

10.58(10)  Consent to Assignment to Equipment Lease Agreement Dated as of
           January 12, 1999 of the Equipment Lease Agreement between Toledo
           Pickling and William Ciralsky dated as of June 1, 1998 [Herr-Voss .25 inch maximum level line].

10.59(10)  Equipment Lease Agreement dated as of June 1, 1998 between Toledo
           Pickling and William Ciralsky and Nancy Ciralsky [Herr-Voss .50 inch maximum level line].

10.60(10)  Equipment Lease Agreement dated as of June 1, 1998 between Toledo
           Pickling and William Ciralsky [Herr-Voss .25 inch maximum level line].

10.61(11)  Assumption and Consent Agreement dated as of January 12, 1999 among
           Toledo Pickling, TPSS Acquisition and Finova. [Exhibits Omitted]

10.62(11)  Secured Promissory Note A dated as of January 12, 1999 between TPSS
           Acquisition, Toledo Pickling and Finova in the principal amount of $2,307,692.

10.63(11)  Secured Promissory Note B dated as of January 12, 1999 between TPSS
           Acquisition, Toledo and Finova in the principal amount of $333,332.

10.64(11)  Assumption and Consent Agreement dated as of January 12, 1999 among
           Toledo Pickling, TPSS Acquisition, NBC and Finova. [Exhibits Omitted]

10.65(11)  Credit Note dated as of January 12, 1999 by and between TPSS
           Acquisition, Toledo Pickling and NBC in the principal amount of $5,130,000.

10.66(11)  Credit Note dated as of January 12, 1999 by and between TPSS
           Acquisition, Toledo Pickling, NBC and Finova in the principal amount of $3,870,000.

10.67(11)  Guaranty of the Company dated as of January 12, 1999 in favor of NBC and Finova.

10.68(10)  Note Purchase Agreement dated January 11, 1999 by and between the
           Company and Security Income Trust, LP.

10.69(10)  18% Note dated January 11, 1999 issued by the Company to Security
           Income Trust, L.P. in the principal amount of $1,250,000.

10.70      Commitment Fee Agreement dated as of December 31, 1999 between the
           Company and Innovest Holdings, Ltd. and Accpac Holdings, Ltd.
           [Exhibits omitted]

10.71 Agreement dated January 29, 1999 by and between the Company and the U.S. Steel Group of USX Corporation.

10.72 Promissory Note dated as of January 29, 1999 in the principal amount of $2,000,000 from the Company to the U.S. Steel Group of USX
           Corporation.

16.1(12) Letter from Kish Leake & Associates, P.C., dated February 5, 1997, regarding change of certifying accountant.

16.2(13) Letter from Grant Thornton LLP, dated January 28, 1998, regarding change of certifying accountant.

23.1       Consent of Arthur Andersen LLP

23.2       Consent of PricewaterhouseCoopers LLP

27.        Financial Data Schedule.


(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(3) Incorporated by reference from the Company's Report on Form 8-K, dated March 18, 1998.

(4) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997.

(5) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(6) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(7) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 29, 1998.

(8) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1998.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998.

(10) Incorporated by reference from the Company's Report on Form 8-K filed on January 27, 1999.

(11) Incorporated by reference from the Company's Report on Form 8-KA, filed on February 12, 1999.

(12) Incorporated by reference from the Company's Report on Form 8-K filed on February 7, 1997.

(13) Incorporated by reference from the Company's Report on Form 8-KA, filed on January 30, 1998.


The Company filed a Current Report on Form 8-K on September 18, 1998 to report the receipt of a $25 million credit facility proposal to finance the acquisition of the assets of Toledo Pickling and Steel Sales, Inc.

The Company filed a Current Report on Form 8-K on January 27, 1999, as amended on February 12, 1999, to report the acquisition of the assets of Toledo Pickling and Steel Sales, Inc.