Form 10QSB
period 1999-03-31
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1999-05-19
CIK 839426

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended               March 31, 1999
                                -----------------------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to
                                -------------------------   -------------------

         Commission file number            0-21821
                                -----------------------------------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,555,839 shares of $.0001 per share common stock as of April 28, 1999.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

                   Consolidated Capital of North America, Inc.
                     Quarterly Report on Form 10-QSB for the
                          Quarter Ended March 31, 1999


                                Table of Contents

                                                                                                     Page
                                                                                                     ----
     Part I.    FINANCIAL INFORMATION

                Item 1.    Financial Statements (unaudited)

                           Consolidated Balance Sheets - March 31, 1999
                           and December 31, 1998                                                        3

                           Consolidated Statements of Operations for the
                           three months ended March 31, 1999 and 1998                                   5

                           Consolidated Statements of Cash Flows for the
                           three months ended March 31, 1999 and 1998                                   6

                           Notes to Consolidated Financial Statements                                   8

                Item 2.    Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                                   15


     Part II.   OTHER INFORMATION

                Item 6.    Exhibits and Reports on Form 8-K                                             20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

ASSETS                                                    March 31,    December 31,
                                                            1999           1998
                                                        -----------    -----------
                                                        (unaudited)
CURRENT ASSETS
     Cash                                               $   194,299    $    48,466
     Accounts receivable less allowance
       for doubtful accounts of $235,978 and
       $217,468 in 1999 and 1998, respectively            5,368,248      6,853,720
     Inventories                                          4,028,593      4,872,424
     Deferred loan costs                                    309,590        290,082
     Prepaid expenses and other                             696,079        554,505
                                                        -----------    -----------

         Total current assets                            10,596,809     12,619,197

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $999,787
     and $733,522 in 1999 and 1998, respectively         11,261,912     11,512,793

PROPERTY AND EQUIPMENT HELD FOR SALE                        875,000        875,000

GOODWILL, net of accumulated amortization
     of $552,003 and $461,795 in 1999 and
     1998, respectively                                   3,126,794      3,217,002

OTHER ASSETS                                              1,712,935      1,531,004
                                                        -----------    -----------

         Total assets                                   $27,573,450    $29,754,996
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      MARCH 31, 1999 AND DECEMBER 31, 1998

LIABILITIES AND STOCKHOLDERS'                                                           March 31,      December 31,
DEFICIT                                                                                   1999              1998
                                                                                      ------------     ------------
                                                                                      (unaudited)
CURRENT LIABILITIES
     Accounts payable                                                                 $  9,354,955     $ 11,689,881
     Line of credit                                                                      4,182,826        5,646,748
     Accrued liabilities                                                                   689,911          547,111
     Current portion of long-term debt                                                   6,940,478        7,505,509
     Current portion of capital lease obligations                                          110,400          193,895
     Convertible notes payable to affiliates                                             2,075,000        2,075,000
     18% note payable                                                                    1,250,000               --
     10% convertible notes payable                                                       2,000,000        2,173,000
     18% convertible notes payable                                                       1,550,000        1,473,460
     Current portion of other notes payable                                              1,300,000        1,480,000
     Other                                                                                  79,246           34,762
                                                                                      ------------     ------------
         Total current liabilities                                                      29,532,816       32,819,366
                                                                                      ------------     ------------

LONG-TERM LIABILITIES
     Capital lease obligations, net of current portion                                     632,859          663,216
     Long-term debt, less current portion                                                1,166,665               --
     Accrued interest and other                                                            323,556          317,266
     Accrued dividends on preferred shares                                                 178,950          150,702
     Payable in preferred shares to certain vendors                                        808,795               --
                                                                                      ------------     ------------
         Total long-term liabilities                                                     3,110,825        1,131,184
                                                                                      ------------     ------------

SHAREHOLDERS' DEFICIT
     Series A preferred shares, par value of $.01 per share; liquidation value of $1.00 per share; 1,000,000 shares authorized; 744,000 shares
       issued and outstanding                                                              744,000          744,000
     Series B preferred shares, par value of $.01
       per share; liquidation value of $1.00 per share;
       1,000,000 shares authorized; 449,000 shares
       issued and outstanding                                                              449,000          449,000
     Common shares, par value $.0001 per share;
       200,000,000 shares authorized; 57,555,839
       and 48,079,839 shares issued and outstanding at
       March 31, 1999 and December 31, 1998, respectively                                    5,756            4,808
     Additional paid-in capital                                                         15,397,635       13,451,494
     Accumulated deficit                                                               (21,666,582)     (18,844,856)
                                                                                      ------------     ------------

         Total shareholders' deficit                                                    (5,070,191)      (4,195,554)
                                                                                      ------------     ------------

                                                                                      $ 27,573,450     $ 29,754,996
                                                                                      ============     ============

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                              1999             1998
                                                         ------------     ------------
NET SALES                                                $ 12,816,907     $  5,539,506
COST OF GOODS SOLD                                         11,079,473        4,905,079
                                                         ------------     ------------
     Gross profit                                           1,737,434          634,427
                                                         ------------     ------------

OPERATING EXPENSES
     Selling, general and administrative expenses           1,871,905        1,426,613
     Payroll and related benefits                           1,239,639          599,546
     Depreciation and amortization                            370,221          227,906
                                                         ------------     ------------
         Total expenses                                     3,481,765        2,254,065
                                                         ------------     ------------

         Loss from operations                              (1,744,331)      (1,619,638)
                                                         ------------     ------------

OTHER INCOME (EXPENSE)
     Interest expense                                      (1,287,472)        (475,258)
     Other                                                    210,077          111,900
                                                         ------------     ------------
                                                           (1,077,395)        (363,358)
                                                         ------------     ------------

NET LOSS                                                   (2,821,726)      (1,982,996)
Preferred share dividends                                     (35,790)         (43,023)
                                                         ------------     ------------

                                                           (2,857,516)      (2,026,019)
Discount attributable to conversion value of
     preferred shares and warrants                                 --         (436,713)
                                                         ------------     ------------
Loss applicable to common shareholders                   $ (2,857,516)    $ (2,462,732)
                                                         ============     ============

         Basic and diluted loss per share                $       (.05)    $       (.14)
                                                         ============     ============

Weighted average number of
     common shares outstanding                             54,731,494       17,661,271
                                                         ============     ============

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                                            1999            1998
                                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $(2,821,726)    $(1,982,996)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Amortization and depreciation                                       370,221         227,906
         Provision for doubtful accounts                                      18,510         (17,213)
         Amortization of loan fees                                           551,189         685,715
         Discount attributable to conversion value of
           convertible notes                                                  95,440              --
         Value of options granted to non-employees                                --             873
         Change in assets and liabilities:
           Accounts receivable                                             1,466,962         429,087
           Inventories                                                       843,831         349,501
           Prepaid expenses and other                                       (155,322)       (144,378)
           Deferred loan costs                                               (14,447)       (524,847)
           Other assets                                                     (181,931)        428,448
           Accounts payable and accrued liabilities                        1,686,669        (119,195)
           Other liabilities                                                  47,961         (38,671)
                                                                         -----------     -----------
              Net cash provided by (used in) operating activities          1,907,357        (705,770)
                                                                         -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                 --      (1,750,000)
     Purchase of property and equipment                                      (15,384)        (51,929)
     Purchase of certificate of deposit restricted -
       against long-term obligations                                              --        (250,000)
                                                                         -----------     -----------
         Net cash used in investing activities                               (15,384)     (2,051,929)
                                                                         -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                                            1999            1998
                                                                        ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                           $ 12,899,729     $ 8,066,262
     Principal payments on borrowings                                    (15,942,017)     (9,105,143)
     Payable to consultant                                                        --         312,000
     Payment of notes payable to affiliates                                       --        (225,000)
     Proceeds from issuance of common shares                                 160,000              --
     Short-term borrowings                                                 1,250,000       1,714,286
     Repayments of capital lease obligators                                 (113,852)             --
     Proceeds from issuance of redeemable preferred shares, net                   --       1,880,000
     Proceeds from sale of common share purchase warrants                         --         385,000
     Dividends                                                                    --          (7,233)
                                                                        ------------     -----------
       Net cash (used in) provided by financing activities                (1,746,140)      3,020,172
                                                                        ------------     -----------

NET INCREASE IN CASH                                                         145,833         262,473

CASH AT BEGINNING OF PERIOD                                                   48,466          14,304
                                                                        ------------     -----------

CASH AT END OF PERIOD                                                   $    194,299     $   276,777
                                                                        ============     ===========

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
       Cash paid during the period for interest                         $    356,862     $   196,881
                                                                        ============     ===========

NONCASH FINANCING ACTIVITIES:
     Issuance of common shares for:
         Loan fees                                                      $    292,627     $        --
                                                                        ============     ===========
         Accrued interest                                               $     18,900     $        --
                                                                        ============     ===========
         Settlement of an amount due to vendors and others              $  1,075,000     $        --
                                                                        ============     ===========
         Business acquisition                                           $         --     $   300,000
                                                                        ============     ===========
         Conversion of 10% convertible notes payable and
           accrued interest                                             $    177,729     $        --
                                                                        ============     ===========
     Issuance of promissory note to a vendor                            $  2,000,000     $        --
                                                                        ============     ===========

BUSINESS ACQUISITIONS:
     Assets acquired                                                    $         --     $ 8,114,162
     Liabilities incurred or assumed                                              --      (6,064,162)
     Common shares issued                                                         --        (300,000)
                                                                        ------------     -----------
         Cash used in business acquisitions                             $         --     $ 1,750,000
                                                                        ============     ===========


   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary to fairly present the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the three months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year.

These interim financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.       BUSINESS AND GOING CONCERN

A.       Business

Effective December 31, 1998, the Company, through its wholly-owned subsidiary, TPSS Acquisition Corp. ("TPSS Acquisition"), purchased substantially all of the assets and assumed certain liabilities of Toledo Pickling, a privately-held steel processing and service center, headquartered in Toledo, Ohio.

The transaction was accounted for using the purchase method of accounting and the total consideration was approximately $16,033,000, consisting primarily of the assumption of certain liabilities of Toledo Pickling including the assumption of $5,647,000 due under the Restated Loan and Security Agreement by and among Toledo Pickling, National Bank of Canada ("NBC") and Finova Capital Corporation ("Finova") (the "Revolving Loan Agreement"), $2,596,000 under the Loan and Security Agreement by and between Seller and Finova (the "Term Loan Agreement"), accounts payable of approximately $7,328,000 and various other liabilities of approximately $462,000 as of December 31, 1998. The Revolving Loan Agreement and the Term Loan Agreement were assumed by TPSS Acquisition and required to be refinanced or repaid on April 12, 1999 (see Note 3).

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1999
                                   (unaudited)


The pro forma effect on the statement of operations for the Company had the acquisition taken place on January 1, 1998 would have been as follows:

                                                    Three Months Ended
                                                         March 31,
                                               ------------------------------
                                                   1999             1998
                                               ------------     ------------
Revenues                                       $ 12,816,907     $ 31,039,635
Loss from operations                           $ (1,744,331)    $ (2,047,974)
Net loss                                       $ (2,821,726)    $ (3,448,940)
Loss applicable to common
  shareholders                                 $ (2,857,516)    $ (3,928,676)
Basic and fully diluted loss per share         $       (.05)    $       (.22)
Weighted average number of common
  shares outstanding                             54,731,494       17,830,517


B.       Going Concern

The Company had a working capital deficit of $18,936,007 and a shareholders' deficit of $5,070,191 as of March 31, 1999 and incurred a net loss of $2,821,726 for the three month period ended March 31, 1999. The ability of the Company to continue as a going concern is dependent upon its ability to obtain sufficient additional capital and to generate sufficient revenues to sustain its operations.

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


3.       NOTES PAYABLE

A.       Long-Term Debt

On January 12, 1998, the Company established a new financing facility with Congress Financial Corporation ("Congress Financial"). The Congress Financial facility consists of $3,443,000 in term

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1999
                                   (unaudited)

loans, payable $57,384 per month, through January 2003, and revolving lines of credit as determined as a percentage of eligible accounts receivable and eligible inventories expiring January 2000, less certain reserves as defined in the agreement. The facility shall be hereafter referred to as the "Congress Facility". The maximum borrowing permitted under the Congress Facility is $20,000,000, as defined in the agreement. Interest is payable monthly at a certain bank's prime rate plus 0.75% per annum (8.50% at March 31, 1999). All the advances under the new Congress Facility are collateralized by all of the assets of Angeles and Angeles Acquisition (Capitol) and are also guaranteed by the Company and CBS. At March 31, 1999, $2,345,924 was outstanding under the term loan and $1,345,507 under the line of credit.

The Congress Facility contains a number of financial and other non-financial covenants for both Angeles and Capitol and cross default provisions with the Company's other note payable to certain unsecured creditors of $1,300,000 known as the "Binhad Note", all of which was outstanding at March 31, 1999. Angeles and Capitol were not in compliance with these covenants as of March 31, 1999 and have not received waivers, therefore all amounts due Congress Facility are classified as current. The Congress Facility loan agreements were amended on February 1, 1999 and provide, among other things, for a temporary increase (from February 1, 1999 through March 31, 1999) in interest rates from .75% to 1.75% per annum in excess of the bank's prime rate. This amendment provides for additional weekly principal payments of $17,400 for a eight-week period starting February 1, 1999.

In connection with the Toledo Pickling acquisition, the Company assumed two term loans with Finova. The first Finova term loan with an outstanding balance of $2,276,254 at March 31, 1999 bears interest at 10.5% per annum and is due on December 31, 2000. The second Finova term loan with the outstanding balance of $319,443 at March 31, 1999 bears interest at 11% per annum and is due on December 1, 2000. Each of the term loans contains restrictive covenants and cross default provisions similar to those included in TPSS Acquisition's line of credit agreement and is secured by the TPSS Acquisition's machinery and equipment and is guaranteed by the Company and the former President and shareholder of Toledo Pickling. At March 31, 1999, TPSS Acquisition was not in compliance with these covenants and has not received waivers. The loan balances were not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the loans are refinanced.

B.       Line of Credit

In connection with the Toledo Pickling acquisition, the Company assumed outstanding borrowings under a line of credit with the National Bank of Canada ("NBC") and Finova. The outstanding balance under the line of credit at March 31, 1999 was $4,182,826. Under the financing arrangements with NBC and Finova, a line of credit is available to TPSS Acquisition for borrowing up to $23 million as defined. TPSS Acquisition is entitled to borrow up to 85% and 65% of its qualified accounts receivable and inventory, respectively, or the available line, whichever is less. At March 31, 1999, TPSS Acquisition had $761,593 available under its line of credit agreement. The obligation, which is repayable on demand, is secured by

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1999
                                   (unaudited)

the accounts receivable and inventory of TPSS Acquisition is guaranteed by the Company and the former President and shareholder of Toledo Pickling in the amount of $2.5 million plus all amounts outstanding on the line of credit over $18 million. Interest on the line of credit is calculated at 9.75% per annum and is payable monthly. The line of credit contains certain financial and other covenants including a minimum net worth requirement and a minimum ratio of liabilities to net worth, as well as certain restrictions on capital expenditures, dividends and officers' compensation. At March 31, 1999, TPSS Acquisition was not in compliance with certain provisions of the covenants and has not received waivers. The line of credit balance was not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the balance is refinanced or repaid.

C.       10% Convertible Notes Payable

The Company has issued and sold, in private placements, an aggregate of $5,000,000 of its 10% convertible notes payable (collectively, the "10% Notes") during the second quarter of 1998, pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The proceeds from the issuance of the 10% Notes were used for working capital. Interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The original Maturity Date of the 10% Notes was April 9, 1999 (the "Maturity Date"). In April 1999, the original Maturity Date was extended to January 15, 2000. The Company has the right, at its sole option, to pay any interest due on the 10% Notes in common shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's common shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into common shares of the Company (the "Conversion Shares") at the conversion price equal to the lesser of (i) $1.75 per share or (ii) one of the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to the conversion date and (y) on or after October 5, 1998 a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to conversion date. The conversion price is subject to adjustment under specified anti-dilution provisions. As of March 31, 1999, the holders of the 10% Notes have converted $3,000,000 ($173,000 during January
1999) of the 10% Notes, thus leaving $2,000,000 of the principal amount outstanding at March 31, 1999. During January 1999, the Company issued 1,308,811 of its common shares for the conversion of $173,000 of the 10% Notes plus accrued interest of $4,729.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1999
                                   (unaudited)

D.       18% Convertible Notes Payable

In October 1998 the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% convertible notes payable (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and Capital Fund Leasing, LLC, the purchaser of a 15% convertible note of the Company. The 18% Notes were issued to refinance the principal and accrued interest on the 15% convertible note which had been issued during 1998. The proceeds were used for working capital. Principal in the amount of $18,900 was paid by the Company during January 1999 by issuing 157,500 common shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000, computed at the rate of 18% per annum was paid on January 19, 1999, the original maturity date of the 18% Note (the "Maturity Date"). The Company has issued to the noteholder 800,000 common shares as additional consideration in connection with the issuance of the 18% Notes. The Company had the option to extend the Maturity Date for two additional ninety days periods by giving notice to the noteholder of such extension at least thirty days prior to the original or extended Maturity Date, as applicable. The Company extended the maturity date of the 18% Notes from January 19, 1999 to April 19, 1999 and issued to Capital Fund Leasing 450,000 common shares in January 1999. In addition, the Company also extended the Maturity Date from April 19, 1999 to July 18, 1999 in March 1999 and issued Capital Fund Leasing 450,000 common shares in March 1999, in connection with the extension. In April 1999, the Maturity Date was further extended to January 15, 2000 (see Note 6).

E.   Other Notes Payable

In connection with the Capitol acquisition, Capitol issued to the unsecured creditors of Old Capitol ("Binhad") $1,500,000 in promissory notes, bearing interest at 9% per annum ("Binhad Note"). During April 1999, the unpaid principal of the Binhad Notes of $1,300,000 was combined into a single note which calls for a payment of $409,426 including accrued interest due on April 30, 1999 with monthly payment from May 15, 1999 through June 15, 2000 of $67,707 plus interest at 10% annum. Payment was not made April 30 and the note is currently in default. Therefore, the amount due of the Binhad Note has been classified as current at March 31, 1999.

In connection with the recent acquisition of TPSS Acquisition, 4,784,689 common shares were issued during January 1999 to U.S. Steel Group of USX Corporation ("USX") in satisfaction of Toledo Pickling's debt of $1,000,000. The Company also issued a promissory note to USX in the amount of $2,000,000, with interest at 8% per annum, payable quarterly in the amount of $166,667 including principal and interest beginning on March 1, 1999. The note is due in full on December 1, 2001. The holder of this note may at any time prior to maturity convert the principal amount thereof remaining outstanding into the Company's common shares at the conversion ratio of $.209 of principal for one common share, or an aggregate of 9,569,378 shares. The Company made the first payment due on March 1, 1999 on the promissory note.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1999
                                   (unaudited)

The Company received a $1,250,000 loan in connection with the TPSS Acquisition from Security Income Trust L.P. ("SIT"), a privately-held company controlled by a director and officer of the Company. The loan is evidenced by a promissory note of the Company dated January 11, 1999, with an 18% annual rate of interest payable in arrears together with the principal on July 10, 1999. The Company issued 1,000,000 common shares to SIT as additional consideration for purchasing the note. The Company may, at its option, extend the maturity date of the note for two successive ninety-day periods. In consideration of and at the time of each such extension, the Company shall issue to SIT 1,000,000 common shares of the Company.

4.       DIVIDENDS

As of March 31, 1999, the Company has a liability for the dividends accrued to the preferred shareholders for the Series A and Series B preferred shares, which amount to $111,600 and $67,350, respectively. The dividends for the Series A and B preferred shares are considered as a noncurrent liability in the amount of $178,950, as the Company will not pay cash dividends on these shares in 1999.

5.       BASIC NET LOSS PER SHARE

Basic loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires that basic earnings per share be calculated based on weighted average number of common shares outstanding for the period without giving effect to outstanding common shares equivalents, while diluted earnings per share considered the effect of common share equivalents on weighted average number of common shares outstanding.

Common shares equivalents were not considered as they would be anti-dilutive. The impact under the treasury stock method of dilutive stock options and warrants would have been 622,295 and 927,632 common shares for the three months ended March 31, 1999 and 1998, respectively

6.       SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the noteholders for the $1,750,000, $250,000 and $75,000 notes payable to various affiliated entities extended the payment dates through January 15, 2000. As consideration for extending these maturity dates, the Company agreed to issue warrants to purchase 1,750,000, 250,000 and 75,000 common shares of the Company, respectively, at $.20 per share. The warrants will expire on March 6, 2004. In April 1999, the Company also agreed to issue to the holder of the $75,000 note payable, an additional 43,550 common shares in connection with the extension of the maturity date of that note.

The maturity date of the remaining $2 million principal outstanding 10% Notes has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company agreed to issue to the holders of the $2 million outstanding 10% Notes warrants to purchase an aggregate of 2,000,000 common shares at $.20 per share. These warrants expire on March 6, 2004. The Company

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                 MARCH 31, 1999
                                   (unaudited)

has agreed to promptly register the common shares underlying the warrants with the Securities and Exchange Commission. In April 1999, 436,444 common shares will be issued to the holders of the 10% notes for interest due on April 1, 1999.

Subsequent to March 31, 1999, Capital Fund Leasing, the noteholder of $1,550,000 of the Convertible 18% notes payable extended the payment date through January 15, 2000. In connection with such extension, in April 1999 the Company agreed to issue to Capital Fund Leasing warrants to purchase 1,550,000 common shares at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the common shares underlying the warrant.

On March 6, 1999 the Company began implementation of a fundamental restructuring of Capitol, the purpose of which is to phase out a portion of the business which was not profitable and focus solely on the toll pickling and slitting areas of business where Capitol can generate profitability. The central focus of this change in strategy is the termination of buying and selling steel for its own account (processed steel sales) and concentration on exclusively processing steel owned by third parties. Management feels that Capitol was unable to compete effectively within its market as a traditional steel service center due to its inability to secure favorable terms and pricing from its suppliers. In connection with the restructuring, Capitol sold two level lines to an unrelated third party for $600,000 on May 4, 1999 and recognized a gain of approximately $300,000. Proceeds from this sale were used to repay the term loan under the Congress facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

During the first quarter of 1999, the Company reported net sales of $12,816,907 as compared with net sales for the first quarter of 1998 of $5,539,506 an increase of 131%. The increase in net sales in the first quarter of 1999 was primarily due to the inclusion of $10,253,990 of sales by TPSS Acquisition. Sales in the first quarter of 1999 for Angeles and Capitol operations decreased from $5,539,506 in the first quarter of 1998 to $2,562,917 for 1999. This decrease in net sales for Angeles and Capitol was mainly a result of insufficient working capital to purchase steel necessary to produce products. The decrease in sales for Capitol was also related to the discontinuation of its steel sales business during this quarter.

Cost of goods sold for all entities amounted to $11,079,473 for the first quarter in 1999 resulting in a gross profit margin of 14% of net sales as compared to 11% for the first quarter in 1998. The gross profit resulted mainly from the inclusion of the operations of TPSS Acquisition during this quarter. For the first quarter of 1999, TPSS Acquisition had a higher gross profit margin than Angeles and Capitol on a combined basis. This resulted in a high gross profit in 1999 as compared to the same period in 1998.

Operating expenses increased by $1,227,700, or 54%, to $3,481,765 for the first quarter of 1999 from $2,254,065 in the first quarter of 1998. The increase is primarily attributable to the operating expenses from TPSS Acquisition. Operating expenses for Angeles and Capitol for the first quarter of 1999 amounted to $1,957,466 as compared to the same period in 1998 of $1,969,465. The decrease of $11,999 from 1998 to 1999 was a result of the increase in selling, general and administrative and payroll and related benefits of $7,515 offset by a decrease in depreciation and amortization of $19,514.

Interest expense increased by $812,214 to $1,287,472 in the first quarter of 1999 as compared to $475,258 in the first quarter of 1998. A portion of this increase, $646,629 was non-cash charges to interest expense. This increase is the result of the interest expense related to the various financing arrangements entered into by the Company to provide working capital and the financing related to the acquisition of Toledo Pickling. TPSS Acquisition recorded interest expenses in the first quarter of 1999 of $220,286 and other income of $159,662, relating to the settlement of a debt with a vendor.

The Company reported a net loss for the three months ended March 31, 1999 of $2,821,726 as compared to a net loss of $1,982,996 for the same period in 1998. Of the net loss for the quarter, only $22,403 is attributable to the TPSS Acquisition operations. The loss for the quarter is a result of an increase in operating expenses, an increase in interest expense, and an increase in depreciation and amortization expenses. Including the discount attributable to the conversion value of preferred shares and warrants of $436,713, the Company reported a loss for the three months ended March 31, 1998 of $2,462,732 ($.14 per share). The Company reported a loss for the three months ended March 31, 1999 of $2,857,516 ($.05 per share) including the preferred dividends of $35,790. As of March 31, 1999 the Company had 54,731,494 weighted average number of common shares outstanding as compared to 17,661,271 common shares as of March 31, 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash flows provided by operations were $1,907,357 for the three months ended March 31, 1999 as compared to $705,770 used in operations for the first quarter ended March 31, 1998. The increase in cash provided by operations for the first quarter ended March 31, 1999 was a result of the impact of a decrease in accounts receivable and inventory which provided additional cash for operations. Cash flows used in financing activities for the first quarter of 1999 amounted to approximately $1.7 million as compared to cash provided from the same period in 1998 of approximately $3.0 million. At the end of the first quarter of 1999 the Company's debt was $1.9 million less than the debt outstanding at the end of the first quarter of 1998.

As of March 31, 1999, the Company had a working capital deficit of $18,936,007, a shareholders' deficit of $5,070,191 and an accumulated deficit of $21,666,582. The Company is seeking to complete an equity or debt financing to provide additional capital to fund the operations and growth of the Company in accordance with the Company's current business plan and objectives. The Company is currently seeking to raise up to approximately $4,000,000 in such financing. Proceeds from this transaction, if completed for the full $4,000,000, would provide the Company with working capital for approximately 15 months of operations and would be used to refinance secured debt currently in default and to consummate an acquisition. The Company may also be required to obtain additional lines of credit for working capital purposes and make periodic public offerings or private placements in order to meet future needs.

The Company has received no commitments with respect to the purchase of the securities as of the date of this report and there can be no assurance that the funds will be available, or if such capital is available that the terms thereof will be acceptable to the Company. If the Company is unable to raise sufficient capital, the Company will explore all available alternatives. See the Company's financial statements and notes hereto, included elsewhere in this report, for detailed financial information regarding the Company.

On March 6, 1999 the Company began implementing a fundamental restructuring of Capitol, the purpose of which was to phase out a portion of the business which was not profitable and focus solely on the toll pickling and slitting areas of business where Capitol can generate profitability. The central focus of this change was to have Capitol terminate its traditional position of buying and selling steel for its own account (processed steel sales) instead concentrating exclusively on processing the steel owned by third parties. Management feels that Capitol was unable to compete effectively as a traditional steel service center. The inability to secure favorable terms and pricing from its suppliers placed Capitol in the position of being at a strong competitive disadvantage within its own market place.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability in the future to obtain sufficient additional capital and to generate sufficient revenues to sustain its operations. The outcome of these activities cannot be determined at this time and there is no assurance that the Company will have sufficient funds to execute its business plan or to generate positive operating results. These issues, among others, raise substantial doubt about the ability of the Company to continue as a going concern. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of the liabilities that might result should the Company be unable to continue as a going concern.

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

Under the Congress Facility, Angeles and Capitol can borrow up to a maximum of $20 million. Borrowing under the revolving line of credit portion of the Congress Facility is limited by the amount of eligible accounts receivable and inventory and requires Angeles and Capitol to comply with certain financial and other non-financial covenants, as defined in the financing agreements. The Congress Facility is available, subject to support by the appropriate levels of assets and compliance with the applicable financial and other non-financial covenants by both Angeles and Capitol, to provide financing for general corporate purposes. The revolving line of credit component of the Congress Facility is due in January 2000. The term loans are to be repaid in 60 monthly installments commencing February 1, 1998. Amounts drawn under the Congress Facility bear interest at a rate, which is .75% per annum over the prime rate announced by First Union Bank Corporation for the interest period. On February 1, 1999, the Congress Facility was amended. The amendment provides, among other things, for a temporary increase (from February 1, 1999 through March 31, 1999) in interest rates from .75% to 1.75% per annum in excess of the bank's prime rate and provides for additional weekly principal payments of $17,400 for an eight-week period commencing February 1, 1999. The Congress Facility contains a number of financial and other non-financial covenants for both Angeles and Capitol and cross default provisions with the Company's other note payable to certain unsecured creditors of $1,300,000 known as the "Binhad Note", all of which was outstanding at March 31, 1999. Angeles and Capitol were not in compliance with these covenants as of March 31, 1999 and have not received waivers, therefore all amounts due Congress Facility are classified as current. As a result of the covenant non compliance, Congress Financial is entitled to all of the remedies contained in the Congress Facility agreements, including but not limited to acceleration of the Congress Facility.

All of the accounts receivable, inventory, equipment and intangibles of Angeles and Capitol have been pledged as security for the Congress Facility. The Congress Facility has been guaranteed by the Company and CBS.

Effective December 31, 1998, the Company through TPSS Acquisition purchased substantially all of the assets of Toledo Pickling. The total consideration for the purchase of Toledo Pickling was approximately $16,033,000 and consisted primarily of the assumption of certain liabilities of Toledo Pickling including:
1) $5,647,000 of obligation under the Restated Loan and Security Agreement by and among Toledo Pickling, National Bank of Canada ("NBC") and Finova Capital Corporation ("Finova"), 2) $2,596,000 of obligations due Finova under the Term Loan Agreement, 3) accounts payable of $7,328,000 and 4) certain liabilities and obligations under certain leases and contracts. The Revolving Loan Agreement and Finova Term Loan Agreement were assumed by TPSS Acquisition and guaranteed by the Company and the former president and shareholder of Toledo Pickling and were required to be refinanced or repaid by April 12, 1999. The line of credit contains certain financial and other covenants including a minimum net worth requirement and a minimum ratio of liabilities to net worth, as well as certain restrictions on capital expenditures, dividends and officers' compensation. At March 31, 1999, TPSS Acquisition was not in compliance with certain provisions of the covenants and has not received waivers. The line of credit balance was not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the balance is refinanced or repaid.

In January 1999, Security Income Trust L.P. ("SIT"), a company affiliated with a director of the Company, purchased $1,250,000 principal amount of an 18% convertible note from the Company. The Company issued 1,000,000 of its common shares to SIT as additional consideration for the purchase of the note. The note is due on July 10, 1999. The Company may, at its election, extend the maturity of the note for two successive ninety-day periods. In connection of and at the time of each such extension, the Company shall issue to SIT 1,000,000 common shares of the Company. The interest on the Note is to be paid on the maturity date of the note.

The Company has issued and sold, in private placements, an aggregate of $5,000,000 of its 10% convertible notes payable (collectively, the "10% Notes") during the second quarter of 1998, pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The proceeds from the issuance of the 10% Notes were used for working capital. Interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The original maturity date of the 10% Notes was April 9, 1999 (the "Maturity Date"). In April 1999, the original Maturity Date was extended to January 15, 2000. The Company has the right, at its sole option, to pay any interest due on the 10% Notes in common shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's common shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into common shares of the Company (the "Conversion Shares") at the conversion price equal to the lesser of (i) $1.75 per share or (ii) one of the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to the conversion date and (y) on or after October 5, 1998 a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to conversion date. The conversion price is subject to adjustment under specified anti-dilution provisions. As of March 31, 1999, the holders of the 10% Notes have converted $3,000,000 ($173,000 during January
1999) of the 10% Notes, thus leaving $2,000,000 of the principal amount outstanding at March 31, 1999. During January 1999, the Company issued 1,308,811 of its common shares for the conversion of $173,000 of the 10% Notes plus accrued interest of $4,729.

In October 1998 the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% convertible notes payable (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and Capital Fund Leasing, LLC, the purchaser of a 15% convertible note of the Company. The 18% Notes were issued to refinance the principal and accrued interest on the 15% convertible note which had been issued during 1998. The proceeds were used for working capital. Principal in the amount of $18,900 was paid by the Company during January 1999 by issuing 157,500 common shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000, computed at the rate of 18% per annum was paid on January 19, 1999, the original maturity date of the 18% Note (the "Maturity Date"). The Company has issued to the noteholder 800,000 common shares as additional consideration in connection with the issuance of the 18% Notes The Company had the option to extend the Maturity Date for two additional ninety days periods by giving notice to the noteholder of such extension at least thirty days prior to the original or extended Maturity Date, as applicable. The Company extended the maturity date of the 18% Notes from January 19, 1999 to April 19, 1999 and issued to Capital Fund Leasing 450,000 common shares in January 1999. In addition, the Company also extended the Maturity Date from April 19, 1999 to July 18, 1999 in March 1999 and issued Capital Fund Leasing 450,000 common shares in March 1999, in connection with the extension. In April 1999, the Maturity Date was further extended to January 15, 2000.

The Company also plans to engage in strategic acquisitions. As these investments are identified and funds are needed to complete such acquisitions, additional financing for such acquisitions will be necessary.

READINESS FOR YEAR 2000

The Company is in the process of upgrading its information systems. The new systems, which were installed during 1998 and are currently being used by both Capitol and Angeles, are designed to be year 2000 compliant. The Company intends to implement this system for the TPSS Acquisition operations during 1999. The new systems will provide management with better information on a more timely basis. The costs of the Company's year 2000 compliance effort are being funded by cash flows from operations. These costs are not expected to have a material adverse effect on the Company's results of operations or cash flows.

While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have a material effect on some of the Company's suppliers, customers and financial institutions and thus indirectly affect the Company. The Company will conduct a program, including soliciting responses from major customers and suppliers, to ascertain the compliance status of the companies with whom the Company conducts material business. A business resumption contingency plan will be developed prior to year end containing contingency plans addressing actions that would be taken if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others, general economic conditions, changes in laws and government regulations, fluctuations in demand for the Company's products, the Company's ability to consummate strategic acquisitions and the Company's ability to successfully finance any such future acquisitions, as well as its current ongoing operations.

                           Part II. OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits to be filed:

            Exhibit No.                  Description
            -----------                  -----------
               4.4              Form of Warrants to Purchase 5,625,000 Common
                                Shares at $.20.

              10.71(1) Agreement dated January 29, 1999 by and between the Company and the U.S. Steel Group of USX
                                Corporation.

              10.72(1)          Promissory Note dated as of January 29, 1999 in
                                the principal amount of $2,000,000 from the
                                Company to the U.S. Steel Group of USX Corporation.

              10.73             Amendment No. 2 to 10% Convertible Notes.

              23.1              Consent of Arthur Andersen LLP

              27.1              Financial Data Schedule.


       (b)       Reports on Form 8-K:

                 The Company filed a Current Report on Form 8-K on January 27, 1999, as amended on February 12, 1999, to report the acquisition of Toledo Pickling Steel Sales, Inc.

----------------------------------

       (1) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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


                                             Consolidated Capital of North
                                             America, Inc.
                                             (Registrant)



Date: May 19, 1999                           By: /s/ Richard D. Bailey
                                                 ----------------------------
                                                 Richard D. Bailey
                                                 President and Chief Operating
                                                 Officer



                                             By: /s/ Carl Casareto
                                                 ----------------------------
                                                 Carl Casareto
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS

            EXHIBIT NO.                  DESCRIPTION
            -----------                  -----------
               4.4              Form of Warrants to Purchase 5,625,000 Common
                                Shares at $.20.

              10.71(1) Agreement dated January 29, 1999 by and between the Company and the U.S. Steel Group of USX
                                Corporation.

              10.72(1)          Promissory Note dated as of January 29, 1999 in
                                the principal amount of $2,000,000 from the
                                Company to the U.S. Steel Group of USX Corporation.

              10.73             Amendment No. 2 to 10% Convertible Notes.

              23.1              Consent of Arthur Andersen LLP

              27.1              Financial Data Schedule.

---------------------
       (1) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.