Form 10QSB
period 1999-06-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1999-08-23
CIK 839426

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended               June 30, 1999
                                ----------------------------------------

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________   to  _____________

         Commission file number            0-21821
                                --------------------------------------------

                   Consolidated Capital of North America, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Colorado                                           93-0962072
-------------------------------                         --------------------
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
                                                              ----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,147,628 shares of $.0001 per share common stock as of July 22, 1999.

Transitional Small Business Disclosure Format (check one):   Yes       No   X
                                                                 ----     ----

                   Consolidated Capital of North America, Inc.
                     Quarterly Report on Form 10-QSB for the
                           Quarter Ended June 30, 1999


                                Table of Contents
                                -----------------

                                                                                     Page
                                                                                     ----
Part I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements (unaudited)

                    Consolidated Balance Sheets - June 30, 1999
                    and December 31, 1998                                            3

                    Consolidated Statements of Operations for the
                    three months ended June 30, 1999 and 1998                        5

                    Consolidated Statement of Operations for the
                    six months ended June 30, 1999 and 1998                          6

                    Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1999 and 1998                          7

                    Notes to Consolidated Financial Statements                       9

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                                       16


Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                                 20


                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

ASSETS                                                          June 30,                   December 31,
                                                                  1999                        1998
                                                              -------------               ------------
                                                               (unaudited)
Cash                                                          $       3,411               $     48,466
Accounts receivable less allowance
     for doubtful accounts of $217,468 in 1998                    5,169,307                  6,853,720
Inventories                                                       2,341,947                  4,872,424
Deferred loan costs                                                       -                    290,082
Prepaid expenses and other                                          310,707                    554,505


Property and equipment, net of
     accumulated depreciation of $733,522 in 1998                         -                 11,512,793

Property and equipment held for sale                              4,002,467                    875,000

Goodwill, net of accumulated amortization
     $461,795 in 1998                                                     -                  3,217,002

Other assets                                                              -                  1,531,004
                                                              -------------              -------------

         Total assets                                           $11,827,839                $29,754,996
                                                              -------------              -------------
                                                              -------------              -------------


   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                       JUNE 30, 1999 AND DECEMBER 31, 1998


LIABILITIES AND SHAREHOLDERS'                                                       June 30,               December 31,
DEFICIT                                                                               1999                      1998
                                                                                  -----------              ------------
                                                                                  (unaudited)
Accounts payable                                                                  $11,162,844             $11,689,881
Line of credit                                                                      3,645,280               5,646,748
Accrued liabilities                                                                 1,259,932                 547,111
Current portion of long-term debt                                                   7,673,010               7,505,509
Current portion of capital lease obligations                                          728,767                 193,895
Convertible notes payable to affiliates                                             2,075,000               2,075,000
18% note payable                                                                    1,250,000                       -
10% convertible notes payable                                                       2,000,000               2,173,000
18% convertible notes payable                                                       1,550,000               1,473,460
Current portion of other notes payable                                              1,300,000               1,480,000
Other                                                                                  19,097                  34,762

Capital lease obligations, net of current portion                                           -                 663,216
Accrued interest and other                                                            100,000                 317,266
Accrued dividends on preferred shares                                                 214,745                 150,702
                                                                                  -----------             ------------
         Total liabilities                                                         32,978,675              33,950,550
                                                                                  -----------             ------------

SHAREHOLDERS' DEFICIT
     Series A preferred shares, par value of $.01 per share; liquidation value of $1.00 per share; 1,000,000 shares authorized; 744,000 shares
       issued and outstanding                                                         744,000                 744,000
     Series B preferred shares, par value of $.01
       per share; liquidation value of $1.00 per share;
       1,000,000 shares authorized; 449,000 shares
       issued and outstanding                                                         449,000                 449,000
     Common shares, par value $.0001 per share;
       200,000,000 shares authorized; 58,147,628
       and 48,079,839 shares issued and outstanding at
       June 30, 1999 and December 31, 1998, respectively                                5,815                   4,808
     Additional paid-in capital                                                    15,629,722              13,451,494
     Accumulated deficit                                                          (37,979,373)            (18,844,856)
                                                                                   ----------              ----------

         Total shareholders' deficit                                              (21,150,836)             (4,195,554)
                                                                                  -----------             ------------

                                                                                  $11,827,839             $29,754,996
                                                                                  -----------             ------------
                                                                                  -----------             ------------

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                                          1999                 1998
                                                                    ------------           -----------
NET SALES                                                            $12,239,883            $4,823,721
COST OF GOODS SOLD                                                    10,899,100             3,956,230
                                                                    ------------           -----------
     Gross profit                                                      1,340,783               867,491
                                                                    ------------           -----------

OPERATING EXPENSES
     Selling, general and administrative expenses                      1,883,625             1,558,986
     Payroll and related benefits                                      1,283,727               842,010
     Depreciation and amortization                                       372,536               297,100
                                                                    ------------           -----------
         Total expenses                                                3,539,888             2,698,096
                                                                    ------------           -----------

         Loss from operations                                         (2,199,105)           (1,830,605)
                                                                    -------------          -----------

OTHER INCOME (EXPENSE)
     Interest expense                                                 (1,637,685)           (1,380,662)
     Other                                                                81,806                11,509
     Estimated loss in liquidation                                   (12,294,362)                    -
     Termination of an acquisition                                      (263,446)             (946,547)
                                                                    ------------           -----------
                                                                     (14,113,687)           (2,315,700)
                                                                    ------------           -----------

NET LOSS                                                             (16,312,792)           (4,146,305)
Preferred share dividends                                             (   35,790)              (65,790)
                                                                    ------------           -----------

                                                                     (16,348,582)           (4,212,095)
Discount attributable to conversion value of
     preferred shares and warrants                                             -              (325,204)
                                                                    ------------           -----------
Loss applicable to common shareholders                              $(16,348,582)          $(4,537,299)
                                                                    ------------           -----------
                                                                    ------------           -----------

         Basic and diluted loss per share                           $       (.28)          $      (.24)
                                                                    ------------           -----------
                                                                    ------------           -----------

Weighted average number of
     common shares outstanding                                        57,834,223            18,676,855
                                                                    ------------           -----------
                                                                    ------------           -----------


   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

NET SALES                                                       $25,056,790                  $10,363,227
COST OF GOODS SOLD                                               21,978,573                    8,861,309
                                                               ------------                 ------------
     Gross profit                                                 3,078,217                    1,501,918
                                                               ------------                 ------------

OPERATING EXPENSES
     Selling, general and administrative expenses                 3,755,530                    2,985,599
     Payroll and related benefits                                 2,523,366                    1,441,556
     Depreciation and amortization                                  742,757                      525,006
                                                               ------------                 ------------
         Total expenses                                           7,021,653                    4,952,161
                                                               ------------                 ------------

         Loss from operations                                    (3,943,436)                  (3,450,243)
                                                               ------------                 ------------

OTHER INCOME (EXPENSE)
     Interest expense                                            (2,925,157)                  (1,855,920)
     Other                                                          291,883                      123,409
     Estimated loss in liquidation                              (12,294,362)                           -
     Termination of an acquisition                                 (263,446)                    (946,547)
                                                               ------------                 ------------
                                                                (15,191,082)                  (2,679,058)
                                                               -------------                ------------

NET LOSS                                                        (19,134,518)                  (6,129,301)
Preferred share dividends                                           (71,580)                    (108,813)
                                                               -------------                ------------

                                                                (19,206,098)                  (6,238,114)
Discount attributable to conversion value of
     preferred shares and warrants                                        -                     (761,917)
                                                               -------------                ------------
Loss applicable to common shareholders                         $(19,206,098)                 $(7,000,031)
                                                               -------------                ------------
                                                               -------------                ------------

         Basic and diluted loss per share                      $       (.34)                 $      (.39)
                                                               -------------                ------------
                                                               -------------                ------------

Weighted average number of
     common shares outstanding                                   56,291,430                   18,171,869
                                                               -------------                ------------
                                                               -------------                ------------


   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                                            1999                    1998
                                                                       --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $(19,134,518)          $(6,129,301)
     Adjustments to reconcile net loss to net cash
       used in operations:
         Estimated loss in liquidation                                    12,294,362                     -
         Amortization and depreciation                                       742,757               525,006
         Amortization of loan fees                                         1,262,033               567,865
         Provision for doubtful accounts                                     153,697                70,497
         Discount attributable to conversion value of
           convertible notes                                                  95,440               695,356
         Common shares issued for consulting fees                                  -               477,625
         Value of options granted to non-employees and others                (24,941)                  873
         Change in assets and liabilities:
           Accounts receivable                                             1,529,811               143,254
           Inventories                                                     2,530,477              (462,562)
           Prepaid expenses and other                                       (267,440)             (229,892)
           Deferred loan costs                                               (13,964)              (48,929)
           Other assets                                                      405,161               559,246
           Accounts payable, accrued liabilities and other                 3,129,764              (491,570)
                                                                       --------------         --------------
              Net cash provided by (used in) operating activities          2,702,639            (4,322,532)
                                                                       --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of businesses, net of cash acquired                                  -            (1,750,000)
     Purchase of property and equipment                                      (15,384)             (260,165)
     Purchase of certificate of deposit restricted -
       against long-term obligations                                               -              (250,000)
                                                                       --------------         --------------
         Net cash used in investing activities                               (15,384)           (2,260,165)
                                                                       --------------         --------------


   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

                                                                                1999                  1998
                                                                          -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                               $23,939,955          $15,217,176
     Principal payments on borrowings                                       (27,607,254)         (16,068,345)
     Proceeds from issuance of 10% convertible notes, net                             -            4,445,127
     Payment of notes payable                                                  (346,667)                   -
     Payment of notes payable to affiliates                                           -             (225,000)
     Short-term borrowings                                                    1,250,000            1,714,286
     Repayment of capital lease obligation                                     (128,344)                   -
     Proceeds from issuance of redeemable preferred shares, net                       -            1,859,640
     Proceeds from sale of common share purchase warrants                             -              385,000
     Proceeds from issuance of common shares                                    160,000                    -
     Dividends                                                                        -               (7,233)
                                                                          -------------         -------------
       Net cash (used in) provided by financing activities                   (2,732,310)           7,320,651
                                                                          -------------         -------------

NET (DECREASE) INCREASE IN CASH                                                 (45,055)             737,954

CASH AT BEGINNING OF PERIOD                                                      48,466               14,304
                                                                          -------------         -------------

CASH AT END OF PERIOD                                                     $       3,411         $    752,258
                                                                          -------------         -------------
                                                                          -------------         -------------

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
       Cash paid during the period for interest                           $    800,710          $    480,535
                                                                          -------------         -------------
                                                                          -------------         -------------
NONCASH FINANCING ACTIVITIES:
     Issuance of common shares for:
         Consulting fees                                                  $    292,627          $    724,221
                                                                          -------------         -------------
                                                                          -------------         -------------
         Loan cost                                                        $    183,152          $    685,715
                                                                          -------------         -------------
                                                                          -------------         -------------
         Accrued interest                                                 $     18,900          $          -
                                                                          -------------         -------------
                                                                          -------------         -------------
         Business acquisition                                             $          -          $    300,000
                                                                          -------------         -------------
                                                                          -------------         -------------
         Settlement of an amount due to vendors and others                $  1,085,000          $    296,842
                                                                          -------------         -------------
                                                                          -------------         -------------
         Conversion of 10% convertible notes payable and
           accrued interest                                               $    277,455          $          -
                                                                          -------------         -------------
                                                                          -------------         -------------
         Cumulative dividends of preferred shares                         $     71,580          $    101,580
                                                                          -------------         -------------
                                                                          -------------         -------------
     Issuance of promissory note to a vendor                              $  2,000,000          $          -
                                                                          -------------         -------------
                                                                          -------------         -------------
BUSINESS ACQUISITIONS:
     Assets acquired                                                      $          -          $  8,114,162
     Liabilities incurred or assumed                                                 -            (6,064,162)
     Common shares issued                                                            -              (300,000)
                                                                          -------------         -------------
         Cash used in business acquisitions                               $          -          $  1,750,000
                                                                          -------------         -------------
                                                                          -------------         -------------

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (unaudited)

1.       GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its wholly owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the six months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year. Subsequent to June 30, 1999, the Company entered into negotiations with its secured lenders to start the process of disposing of the assets of all of the Company's wholly owned operating subsidiaries, the Company has measured its assets at the estimated amount of cash to be received from the liquidation and will report changes in estimations when they are known.

These interim financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.       LIQUIDATION

Subsequent to June 30, 1999, the Company entered into negotiations with its lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders stopped funding advances under the various loan agreements, the Company was forced to lay-off employees and cease operations. The Company is currently reviewing offers to sell the assets of all of the subsidiaries of the Company. Therefore, the accompanying financial statements reflect the assets valued at estimated net realizable value as of June 30, 1999. Since no agreements have been reached with the creditors, all liabilities have been included at their historic cost basis. The Company has estimated the realizable value of the accounts receivable and inventories at the amounts reflected in the historical cost accounting records. The realizable value of the machinery and equipment has been estimated to be equal to the amount of secured debt remaining after allowing for reduction in secured debt for receivables and inventories. If the amounts realized from the sales of assets is greater than estimated using this method, the additional proceeds will be used to reduce the unsecured debts. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based upon the most current information then available.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1999
                                   (unaudited)


This initial adjustment of realizable value of the assets as of June 30, 1999 as compared to historic cost is as follows:

                                             Estimated
                                            Liquidation            Historical
    Description of Assets                      Value                  Basis
---------------------------------           -----------            -----------
Property and equipment                        $4,002,467           $11,823,719
Prepaid and other assets                         310,707             1,551,114
Accounts receivable                            5,169,307             5,169,307
Inventories                                    2,341,947             2,341,947
Goodwill                                               -             3,034,271
Deferred loan costs                                    -               197,527
Miscellaneous receivables                              -                   905
Cash                                               3,411                 3,411
                                             -----------           -----------
                                             $11,827,839           $24,122,201
                                             -----------           -----------
                                             -----------           -----------

3.       NOTES PAYABLE

A.       CURRENT DEBT

On January 12, 1998, the Company established a new financing facility with Congress Financial Corporation ("Congress Financial"). The Congress Financial facility consists of $3,443,000 in term loans, payable $57,384 per month, through January 2003, and revolving lines of credit as determined as a percentage of eligible accounts receivable and eligible inventories expiring January 2000, less certain reserves as defined in the agreement. The facility shall be hereafter referred to as the "Congress Facility". The maximum borrowing permitted under the Congress Facility is $20,000,000 as defined in the agreement. Interest is payable monthly at a certain bank's prime rate plus 0.75% per annum (8.5% at June 30, 1999). All the advances under the new Congress Facility are collateralized by all of the assets of Angeles and Angeles Acquisition (Capitol) and are also guaranteed by the Company and CBS. At June 30, 1999, $2,128,772 was outstanding under the term loan and $940,997 under the line of credit.

The Congress Facility contains a number of financial and other non-financial covenants for both Angeles and Capitol and cross default provisions with the Company's other note payable to certain unsecured creditors of $1,300,000 known as the "Binhad Note", all of which was outstanding at June 30, 1999. Angeles and Capitol were not in compliance with these covenants and have not received waivers. The

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1999
                                   (unaudited)

Congress Facility loan agreements were amended on February 1, 1999 and provide, among other things, for a temporary increase (from February 1, 1999 through June 30, 1999) in interest rates from .75% to 1.75% per annum in excess of the bank's prime rate. This amendment provides for additional weekly principal payments of $17,400 for a eight-week period starting February 1, 1999.

In connection with the Toledo Pickling acquisition, the Company assumed two term loans with Finova. The first Finova term loan with an outstanding balance of $2,301,601 at June 30, 1999 bears interest at 10.5% per annum and is due on December 31, 2000. The second Finova term loan with an outstanding balance of $304,282 at June 30, 1999 bears interest at 11% per annum and is due on December 1, 2000. Each of the term loans contains restrictive covenants and cross default provisions similar to those included in TPSS Acquisition's line of credit agreement and is secured by the TPSS Acquisition's machinery and equipment and is guaranteed by the Company and the former President and shareholder of Toledo Pickling. At June 30, 1999, TPSS Acquisition was not in compliance with these covenants and has not received waivers. The loan balances were not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the loans are refinanced.

During July 1999, the Company agreed with its secured lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders also stopped funding advances under the various loan agreements the Company was forced to lay-off employees and cease operations.

B.       LINE OF CREDIT

In connection with the Toledo Pickling acquisition, the Company assumed outstanding borrowings under a line of credit with the National Bank of Canada ("NBC") and Finova. The outstanding balance under the line of credit at June 30, 1999 was $3,645,280. Under the financing arrangements with NBC and Finova, a line of credit was available to TPSS Acquisition for borrowing up to $23 million as defined. TPSS Acquisition is entitled to borrow up to 85% and 65% of its qualified accounts receivable and inventory, respectively, or the available line, whichever is less. The obligation, which is repayable on demand, is secured by the accounts receivable and inventory of TPSS Acquisition is guaranteed by the Company and the former President and shareholder of Toledo Pickling in the amount of $2.5 million plus all amounts outstanding on the line of credit over $18 million. Interest on the line of credit is calculated at 9.75% per annum and is payable monthly. The line of credit contains certain financial and other covenants including a minimum net worth requirement and a minimum ratio of liabilities to net worth, as well as certain restrictions on capital expenditures, dividends and officers' compensation. At June 30, 1999, TPSS Acquisition was not in compliance with certain provisions of the covenants and has not received waivers. The line of credit balance was not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the balance is refinanced or repaid.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1999
                                   (unaudited)

During July 1999, the Company agreed with its secured lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders also stopped funding the advances under the various loan agreements, the Company was forced to lay-off employees and cease operations.

C.       10% CONVERTIBLE NOTES PAYABLE

The Company issued and sold, in private placements, an aggregate of $5,000,000 of its 10% convertible notes payable (collectively, the "10% Notes") during the second quarter of 1998, pursuant to the terms of a Note Purchase Agreement between the Company and the purchasers of the 10% Notes (the "Note Purchase Agreement"). The proceeds from the issuance of the 10% Notes were used for working capital. Interest is payable semi-annually on October 1 and April 1 commencing October 1, 1998, until the principal is paid in full. The original Maturity Date of the 10% Notes was April 9, 1999 (the "Maturity Date"). In April 1999, the original Maturity Date was extended to January 15, 2000. The Company has the right, at its sole option, to pay any interest due on the 10% Notes in common shares of the Company based on the arithmetic average of the closing bid and ask price of the Company's common shares for the twenty trading days prior to the interest payment due date (the "Interest Shares").

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into common shares of the Company (the "Conversion Shares") at the conversion price equal to the lesser of (i) $1.75 per share or (ii) one of the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to the conversion date and (y) on or after October 5, 1998 at a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to conversion date. The conversion price is subject to adjustment under specified anti-dilution provisions. As of June 30, 1999 the holders of the 10% Notes have converted $3,000,000 ($173,000 during January 1999) of the 10% Notes, thus leaving $2,000,000 of the principal amount outstanding at June 30, 1999. During January 1999, the Company issued 1,308,811 of its common shares for the conversion of $173,000 of the 10% Notes plus accrued interest of $4,729. Subsequent to June 30, 1999, the holders of the 10% Notes have converted $879,000 of the 10% Notes into 19,259,813 of common shares of the Company. The maturity date of the remaining outstanding 10% Notes has been extended to January 15, 2000. In connection with such extension, in April 1999 the Company issued to the holders of the $2 million outstanding 10% Notes warrants to purchase an aggregate of 2,000,000 common shares at $.20 per share. These warrants expire on March 6, 2004. The Company has agreed to promptly register the common shares underlying the warrants with Securities and Exchange Commission. During May 1999, 436,444 common shares were issued to the holders of the 10% notes for interest due on April 1, 1999.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1999
                                   (unaudited)

D.       18% CONVERTIBLE NOTES PAYABLE

In October 1998, the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% convertible notes payable (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and Capital Fund Leasing, LLC, the purchaser of a 15% convertible note of the Company. The 18% Notes were issued to refinance the principal and accrued interest on the 15% convertible note which had been issued during 1998. The proceeds were used for working capital. Principal in the amount of $18,900 was paid by the Company during January 1999 by issuing 157,500 common shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000, computed at the rate of 18% per annum was paid on January 19, 1999, the original maturity date of the 18% Note (the "Maturity Date"). The Company has issued to the noteholder 800,000 common shares as additional consideration in connection with the issuance of the 18% Notes. The Company had the option to extend the Maturity Date for two additional ninety days periods by giving notice to the noteholder of such extension at least thirty days prior to the original or extended Maturity Date, as applicable. The Company extended the maturity date of the 18% Notes from January 19, 1999 to April 19, 1999 and issued to Capital Fund Leasing 450,000 common shares in January 1999. In addition, the Company also extended the Maturity Date from April 19, 1999 to July 18, 1999 in March 1999 and issued Capital Fund Leasing 450,000 common shares in March 1999, in connection with the extension. Capital Fund Leasing, the noteholder of $1,550,000 of Convertible 18% notes payable extended the payment date through January 15, 2000. In connection with such extension, the Company issued to Capital Fund Leasing warrants to purchase 1,550,000 common Share at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the common shares underlying the warrant.

E.   OTHER NOTES PAYABLE

In connection with the Capitol acquisition, Capitol issued to the unsecured creditors of Old Capitol ("Binhad") $1,500,000 in promissory notes, bearing interest at 9% per annum ("Binhad Note"). During April 1999, the unpaid principal of the Binhad Notes of $1,300,000 was combined into a single note which calls for a payment of $409,426 including accrued interest due on April 30, 1999 with monthly payment from May 15, 1999 through June 15, 2000 of $67,707 plus interest at 10% annum. Payment was not made on April 30 and the note is currently in default.

In connection with the recent acquisition of TPSS Acquisition, 4,784,689 common shares were issued during January 1999 to U.S. Steel Group of USX Corporation ("USX") in satisfaction of Toledo Pickling's debt of $1,000,000. The Company also issued a promissory note to USX in the amount of $2,000,000, with interest at 8% per annum, payable quarterly in the amount of $166,667 including principal and interest beginning on March 1, 1999. The note is due in full on December 1, 2001. The holder of this note may at any time prior to maturity convert the principal amount thereof remaining outstanding into the Company's common shares at the conversion ratio of $.209 of principal for one common share, or an aggregate of 9,569,378 shares. The Company made the first payment due on March 1, 1999 on the promissory note. Currently this note is in default.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1999
                                   (unaudited)

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

The noteholders of the $1,750,000, $250,000 and $75,000 notes payable to various affiliated entities extended the payment dates through January
15, 2000. As consideration for extending these maturity dates, the Company issued warrants to purchase 1,750,000, 250,000 and 76,000 common shares of the Company, respectively, at $.20 per share. The warrants will expire on March 6, 2004. In May 1999, the Company also issued to the holder of the $75,000 note payable, an additional 43,550 common shares in connection with the extension of the maturity date of that note.

4.       DIVIDENDS

As of June 30, 1999, the Company has a liability for the dividends accrued to the preferred shareholders for the Series A and Series B preferred shares, which amount to $133,920 and $80,825, respectively.

5.       BASIC NET LOSS PER SHARE

Basic net loss per share in the accompanying consolidated financial statements is calculated in accordance with SFAS No. 128. SFAS No. 128 requires that basic earnings per share be calculated based on weighted average number of common shares outstanding for the period without giving effect to outstanding common shares equivalents, while diluted earnings per share considered the effect of common share equivalents on weighted average number of common shares outstanding.

Common shares equivalents were not considered as they would be anti-dilutive. The impact under the treasury stock method of dilutive stock options and warrants would have been 340,389 and 937,255 common shares for the six months ended June 30, 1999 and 1998, respectively

6.       SUBSEQUENT EVENTS

Subsequent to June 30, 1999, the Company entered into negotiations with its secured lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders also stopped funding advances under the various loan agreements, the Company was forced to lay-off employees and cease operations. The Company is currently reviewing offers to sell the assets of all of the subsidiaries of the Company. Therefore, the accompanying financial statements reflect the assets valued at estimated realizable value as of June 30, 1999. Since no agreements have been reached with the creditors, these liabilities have been included at their historic cost basis. The Company has estimated realizable value of the accounts

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                                  JUNE 30, 1999
                                   (unaudited)

receivable and inventories at the amounts reflected in the historical cost accounting records. The realizable value of the machinery and equipment has been estimated to be equal to the amount of secured debt remaining after allowing for reduction in secured debt for receivables and inventories. If amounts realized from the sales of assets is greater than estimated using this method, the additional proceeds will be used to reduce the unsecured debts. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based upon the most current information then available.

On August 12, 1999, Campbell Investors, FINOVA Capital Corp. and National Bank of Canada filed a complaint against TPSS Acquisition Corporation ("TPSS") in the Court of Common Please of Lucas County, Ohio (Case No. CI0199903672), seeking amounts allegedly due with respect to a lease agreement and certain loan agreements which were assumed by TPSS. In connection with that litigation, the Plaintiffs sought and, on August 20, 1999, received an Order appointing Ralph DeNune as receiver to take control and dispose of TPSS's assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

During the second quarter of 1999, the Company reported net sales of $12,239,883 as compared with net sales for the second quarter of 1998 of $4,823,721, representing an increase of 154%. The increase in net sales in the second quarter of 1999 was primarily due to the inclusion of $9,897,585 of sales by TPSS Acquisition, which was acquired during December 1998. Sales in the second quarter of 1999 for Angeles and Capitol operations decreased from $4,823,721 in the second quarter of 1998 to $2,864,927 for 1999. This decrease in net sales for Angeles and Capitol was mainly a result of insufficient working capital to purchase steel necessary to produce products. The decrease in sales for Capitol was also related to the discontinuation of its steel sales business during the first quarter of 1999.

During the first six months of 1999, the Company reported net sales of $25,056,790 as compared with net sales for the first six months of 1998 of $10,362,227. Net sales during the six months of 1999 included $20,151,575 of sales by TPSS Acquisition. Sales in the first half of 1999 for Angeles and Capitol decreased to $5,262,344 in the first half of 1999 as compared to $10,363,227 in the first half of 1998.

Cost of goods sold for all entities amounted to $10,899,100 for the second quarter in 1999 resulting in a gross profit margin of 11% of net sales as compared to 18% for the second quarter in 1998. The lower gross profit margin resulted mainly from the inclusion of the operations of TPSS Acquisition during this quarter. For the second quarter of 1999, TPSS Acquisition had a lower gross profit margin than Angeles and Capitol on a combined basis. This resulted in a lower gross profit in 1999 as compared to the same period in 1998.

Cost of goods sold for both entities amounted to $21,978,573 for the first half of 1999 resulting in a gross margin of 12% of net sales for this period. The gross profit for Angeles and Capitol for the first six months ended June 30, 1999 amounted to 14%. The decrease in gross profit percentage resulted mainly from the inclusion of operations of TPSS Acquisition for the six months ended June 30, 1999.

Operating expenses increased by $841,792, to $3,539,888 for the second quarter of 1999 from $2,698,096 in the second quarter of 1998. The increase is primarily attributable to the operating expenses from TPSS Acquisition. Operating expenses for Angeles and Capitol for the second quarter of 1999 amounted to $1,719,146 as compared to the same period in 1998 of $4,276,896. This decrease from 1998 to 1999 was a result of the decrease in selling, general and administrative and payroll and related benefits.

Operating expenses increased by $2,069,492, to $7,021,653 for the first half of 1999 from $4,952,161 in the first half of 1998. The increase is primarily attributable to general and administrative expenses from TPSS Acquisition which were not present in the comparable period in 1998. These expenses included facilities, purchasing, accounting and administrative expenses related to the TPSS Acquisition.

Interest expense increased by $257,023 to $1,637,685 in the second quarter of 1999 as compared to $1,380,662 in the second quarter of 1998. All of this increase was non-cash charges to interest expense. This increase is the result of the interest expense related to the various financing arrangements entered into by the Company to provide working capital and the financing related to the acquisition of Toledo Pickling. Interest expense increased by $1,069,237 to $2,925,157 for the first half of 1999 as compared to $1,855,920 in the first half of 1998. $701,013 of this increase is the result of interest expense incurred by TPSS Acquisition in 1999. Since TPSS Acquisition was only acquired at the beginning of 1999, there was no interest expense included in 1998.

As a result of the Company in the process of being liquidated a charge for the estimated loss from liquidation of $12,294,362 is included as of June 30, 1999. For more details please refer to the accompanying notes to the financial statements appearing elsewhere in this report.

The Company reported a net loss for the three months ended June 30, 1999 of $16,312,792 as compared to a net loss of $4,146,305 for the same period in 1998. Of the net loss for the quarter, $12,294,362 is attributable to the estimated loss in liquidation. The Company reported a loss for the three months ended June 30, 1999 of $16,348,582 ($.28 per share) including the preferred dividends of $35,790. For the quarter ended June 30, 1999 the Company had 57,834,223 weighted average number of common shares outstanding as compared to 18,676,855 common shares as of June 30, 1998.

The Company reported a net loss for the six months ended June 30, 1999 of $19,134,518 as compared to a net loss of $6,129,301 for the same period in 1999. Including the discount attributable to the conversion value of preferred shares and warrants of $761,917 and dividends of $108,813, the Company reported a loss for the six months ended June 30, 1998 of $7,000,031 ($.39 per share). The loss for the six months ended June 30, 1999 amounts to $19,206,098 including dividends of $71,580 or a per share loss of $.34. As of June 30, 1999, the Company had 56,291,430 weighted average number of common shares outstanding as compared to 18,171,869 common shares outstanding as of June 30, 1998.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash flows provided by operations were $2,702,639 for the six months ended June 30, 1999 as compared to $4,322,532 used in operations for the first six months ended June 30, 1998. The increase in cash provided by operations for the first half ended June 30, 1999 was a result of the impact of a decrease in accounts receivable and inventory which provided additional cash for operations. Cash flows used in financing activities for the first half of 1998 amounted to approximately $2.3 million as compared to cash used from the same period in 1999 of approximately $15,000.

Subsequent to June 30, 1999, the Company entered into negotiations with its secured lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders stopped funding advances under the various loan agreements, the Company was forced to lay-off employees and cease operations. The Company is currently reviewing offers to sell the assets of all of the subsidiaries of the Company. Therefore, the accompanying financial statements reflect the assets valued at estimated net realizable value as of June 30, 1999. Since no agreements have been reached with the creditors, all liabilities have been included at their historic cost basis. The Company has estimated the realizable value of the account receivables and inventories at the amounts reflected in the historical cost accounting records. The realizable value of the machinery and equipment has been estimated to be equal to the amount of secured debt remaining after allowing for reduction in secured debt for receivables and inventories. If the amounts realized from the sales of assets is greater than estimated using this method, the additional proceeds will be used to reduce the unsecured debts. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based upon the most current information then available.

This initial adjustment of realizable value of the assets as of June 30, 1999 as compared to historic cost is as follows:

                                                     Estimated
                                                    Liquidation                     Historical
     Description of Assets                             Value                           Basis
-----------------------------                       ------------                    -----------
Property and equipment                               $ 4,002,467                    $11,823,719
Prepaid and other assets                                 310,707                      1,551,114
Accounts receivable                                    5,169,307                      5,169,307
Inventories                                            2,341,947                      2,341,947
Goodwill                                                       -                      3,034,271
Deferred loan costs                                            -                        197,527
Miscellaneous receivables                                      -                            905
Cash                                                       3,411                          3,411
                                                    ------------                    -----------
                                                     $11,827,839                    $24,122,201
                                                    ------------                    -----------
                                                    ------------                    -----------


SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others, the Company's ability to dispose of the assets of its wholly owned operating subsidiaries and provide for the liquidation of the Company.

                      Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 12, 1999, Campbell Investors, FINOVA Capital Corp. and National Bank of Canada filed a complaint against TPSS Acquisition Corporation ("TPSS") in the Court of Common Pleas of Lucas County, Ohio (Case. No. CI0199903672), seeking amounts allegedly due with respect to a lease agreement and certain loan agreements which were assumed by TPSS. In connection with that litigation, the Plaintiffs sought and, on August 20, 1999, received an Order appointing Ralph DeNune as receiver to take control and dispose of TPSS's assets.

Several lawsuits seeking payment of debts claimed to be owing by the Company's subsidiaries have been filed against the Company's subsidiaries. One of those lawsuits also asserts claims against the Company based on an alter ego theory.

Item 2.  Changes in Securities.

During the quarter ended June 30, 1999 the Company has issued the following common shares:

                                                Number of
           Description                            Shares
-----------------------------------             ---------
Issued to various noteholders of
  the 10% convertible notes in
  payment of interest                             436,444

Issued to a noteholder in order to
  extend the maturity date                         43,550

Issued to a law firm for partial
  payment of legal fees                            54,795
                                               ----------
    Total additional shares issued                534,789
                                               ----------
                                               ----------

All of the above issuances were exempt from registration under Sections 4(2) and/or 4(6) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

The Company is currently in default with the following senior lenders:

                                       June 30, 1999
                                           Unpaid
              Name                        Balance
------------------------------------   -------------
Congress Financial Corporation           $3,068,769
Finova Capital Corporation
  - A and B Loans                        $2,605,883
National Bank of Canada
  and Finova Capital Corporation --
  Line of Credit                         $3,645,280

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits to be filed:

                  Exhibit No.                  Description
                  -----------                 -------------
                      27.1              Financial Data Schedule.

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on January 27, 1999, as amended on February 12, 1999, to report the acquisition of Toledo Pickling Steel Sales, Inc.

-----------------------------------------------------------

                                SIGNATURE

         Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Consolidated Capital of North
                                          America, Inc.
                                          (Registrant)





Date: August 23, 1999                By:   /s/ Paul Bagley
                                        ----------------------------
                                          Paul Bagley
                                          Chief Executive Officer