Form 10QSB
period 1999-09-30
CONSOLIDATED CAPITAL OF NORTH AMERICA INC
filed 1999-11-22
CIK 839426

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM            to

                         COMMISSION FILE NUMBER 0-21821

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

                    COLORADO                           93-0962072
      (State or other jurisdiction of              (I. R. S. Employer
      incorporation or organization)                Identification No.)

                           410 17th Street, Suite 400
                             DENVER, COLORADO 80202
                    (Address of principal executive offices)

                                  888-313-8051
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 97,646,415 shares of $.0001 per share common stock as of November 12, 1999.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):   YES ____    NO  X

                   Consolidated Capital of North America, Inc.

                     Quarterly Report on Form 10-QSB for the

                        Quarter Ended September 30, 1999

                                TABLE OF CONTENTS

                                                                          PAGE

   Part I. FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheets - September 30, 1999
                    and December 31, 1998                                   3

                    Consolidated Statements of Operations for the
                    three months ended September  30, 1999 and 1998         5

                    Consolidated Statement of Operations for the
                    nine months ended September 30, 1999 and 1998           6

                    Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1999 and 1998           7

                    Notes to Consolidated Financial Statements              9

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                             16

   Part II. OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                       20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


ASSETS ........................................       September 30,    December 31,
                                                          1999             1998
                                                      -------------   ------------
                                                       (unaudited)

Cash ..........................................   $      --            $    48,466
Accounts receivable less allowance
 for doubtful accounts of $217,468 in 1998 ....     1,058,904            6,853,720
Inventories ...................................       389,072            4,872,424
Deferred loan costs ...........................          --                290,082
Prepaid expenses and other ....................         6,830              554,505

Property and equipment, net of accumulated
 depreciation of $733,522 in 1998                        --             11,512,793

Property and equipment held for sale ..........     5,311,258              875,000

Goodwill, net of accumulated amortization
   $461,795 in 1998 ...........................          --              3,217,002

OTHER ASSETS ..................................       256,564            1,531,004
                                                  -----------          -----------

      TOTAL ASSETS ............................   $ 7,022,628         $ 29,754,996
                                                  ===========         ============















   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998





LIABILITIES AND SHAREHOLDERS'                        September 30,      December 31,
DEFICIT                                                  1999               1998
                                                     -------------      -----------
                                                      (unaudited)

Accounts payable                                    $11,704,953          $11,689,881
Line of credit                                           83,380            5,646,748
Accrued liabilities                                     818,448              547,111
Current portion of long-term debt                     6,849,680            7,505,509
Current portion of capital lease obligations            162,220              193,895
Convertible notes payable to affiliates               2,075,000            2,075,000
18% note payable                                      1,250,000                    -
10% convertible notes payable                           801,000            2,173,000
18% convertible notes payable                         1,550,000            1,473,460
Current portion of other notes payable                1,300,000            1,480,000
Other                                                    20,003               34,762
Capital lease obligations, net of current portion       581,054              663,216
Accrued interest and other                              500,109              317,266
Accrued dividends on preferred shares                   250,530              150,702
                                                   ------------         ------------
      TOTAL LIABILITIES                              27,946,377           33,950,550
                                                   ------------         ------------

SHAREHOLDERS' DEFICIT
   Series A preferred shares, par value
    of $.01 per share; liquidation value of
     $1.00 per share; 1,000,000 shares
     authorized; 744,000 shares issued
     and outstanding                                    744,000              744,000
   Series B preferred shares, par value of
     $.01 per share; liquidation value of
     $1.00 per share; 1,000,000 shares
     authorized; 449,000 shares issued and
     outstanding                                        449,000              449,000
   Common shares, par value $.0001 per share;
     200,000,000 shares authorized; 97,248,784
     and 48,079,839 shares issued and outstanding
     at September 30, 1999 and December 31, 1998,
     respectively                                         9,425               4,808
   Additional paid-in capital                        16,984,225           13,451,494
   Accumulated deficit                              (39,110,399)         (18,844,856)
                                                    -----------          -----------

      TOTAL SHAREHOLDERS' DEFICIT                   (20,923,749)          (4,195,554)
                                                    -----------          -----------

                                                   $  7,022,628          $29,754,996
                                                   ============          ===========





   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                    1999                      1998
                                               -------------              ------------
NET SALES
Net sales ............................         $  1,545,408               $  5,545,242
Cost of goods sold    ................            2,231,211                  4,499,581
                                               ------------               ------------
   Gross profit ......................             (685,803)                 1,045,661
                                               ------------               ------------

Operating expenses

   Selling, general and administrative
    expenses .......................................943,678                  1,668,952
   Payroll and related benefits ..............      200,838                    805,402
   Depreciation and amortization ......                --                      212,603
                                               ------------               ------------
      Total expenses ............                 1,144,516                  2,686,957
                                               ------------               ------------

      Loss from operations ...........          (1,830,319)                (1,641,296)
                                               ------------               ------------
Other income (expense)

   Interest expense ............                  (466,125)                (1,820,937)
   Other .......................                   139,914                    107,018
   Estimated (loss) in liquidation               1,032,290                       --
   Termination of an acquisition ..                 (6,786)                   (48,856)
                                              ------------               ------------
                                                   699,293                 (1,762,775)
                                              ------------               ------------
Net loss ......................                 (1,131,026)                (3,404,071)

Preferred share dividends .......                  (35,790)                   (48,840)
                                              ------------               ------------

Loss applicable to common stockholders .      $ (1,166,816)              $ (3,452,911)
                                              ============               ============

      Basic and diluted loss per share        $       (.02)              $       (.16)
                                              ============               ============

Weighted average number of
   Common shares outstanding....                73,096,458                 21,181,132
                                              ============               ============










   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                        1999                1998
                                                   ------------         -----------
NET SALES                                           $26,602,198         $15,908,469
COST OF GOODS SOLD                                   24,209,784          13,360,890
                                                     ----------          ----------
   Gross profit                                       2,392,414           2,547,579
                                                    -----------         -----------

OPERATING EXPENSES

   Selling, general and administrative expenses       4,699,208           4,654,551
   Payroll and related benefits                       2,724,204           2,246,958
   Depreciation and amortization                        742,757             737,609
                                                    -----------        ------------
      Total expenses                                  8,166,169           7,639,118
                                                     ----------         -----------

      Loss from operations                           (5,773,755)         (5,091,539)
                                                    -----------           ---------

OTHER INCOME (EXPENSE)

   Interest expense                                  (3,391,282)         (3,676,857)
   Other                                                431,797             230,427
   Estimated loss in liquidation                    (11,262,072)                -
   Termination of an acquisition                       (270,232)           (995,403)
                                                   ------------        ------------
                                                    (14,491,789)         (4,441,833)
                                                   ------------        ------------

NET LOSS                                            (20,265,544)         (9,533,372)
Preferred share dividends                              (107,370)           (157,653)
                                                    -----------        ------------
                                                    (20,372,914)         (9,691,025)

Discount attributable to conversion value of
 preferred shares and warrants                                -            (761,917)
                                                   ------------        ------------
Loss applicable to common shareholders             $(20,372,914)       $(10,452,942)
                                                   ============        ============

      Basic and diluted loss per share             $       (.32)       $       (.54)
                                                   ============        ============

Weighted average number of
   common shares outstanding                         63,185,329          19,189,533
                                                   ============        ============






   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)



                                                         1999            1998
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ......................................   $(20,265,544)   $ (9,533,372)
   Adjustments to reconcile net loss to net cash
     used in operations:
      Estimated loss in liquidation ..............     11,262,072            --
      Amortization and depreciation ..............        742,757         737,609
      Amortization of loan fees ..................      1,299,808       1,168,288
      Provision for doubtful accounts ............       (217,468)         72,684
      Accrued interest ...........................       (128,417)        217,614
      Discount attributable to conversion value of
        convertible notes ........................         95,440       1,631,944
      Common shares issued for consulting fees ...        125,000         823,641
      Value of options granted to non-employees
       and others ................................        (37,402)            873
      Change in assets and liabilities:
        Accounts receivable ......................      6,012,284        (283,069)
        Inventories ..............................      4,337,999        (284,774)
        Prepaid expenses and other ...............       (185,199)       (255,676)
        Deferred loan costs ......................        (13,964)        278,033
        Other assets .............................        238,181        (200,315)
        Accounts payable, accrued liabilities
          and other ..............................      3,848,670         (61,228)
                                                     ------------    ------------
         Net cash provided by (used in)
           operating activities ..................      7,114,217      (5,687,748)
                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired ..           --        (1,750,000)
   Purchase of property and equipment ............        (15,384)       (424,532)
   Purchase of certificate of deposit restricted -
    against long-term obligations ...............            --          (250,000)
                                                     ------------    ------------
      Net cash used in investing activities ......        (15,384)     (2,424,532)
                                                     ------------    ------------











   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)




                                                    1999            1998
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings .................   $ 23,609,557    $ 21,401,768
   Principal payments on borrowings .........    (31,691,845)    (22,278,308)
   Proceeds from issuance of 10% convertible
    notes, net ............................             --         4,445,127
   Proceeds from issuance of 15% notes, net .           --           936,351
   Payment of notes payable .................       (346,667)           --
   Payment of notes payable to affiliates ...           --          (225,000)
   Short-term borrowings ....................      1,250,000       1,714,286
   Repayment of capital lease obligation ....       (128,344)           --
   Proceeds from issuance of redeemable
    preferred shares, net .................             --         1,859,640
   Proceeds from sale of common share
    purchase warrants ......................            --           385,000
   Proceeds from issuance of common shares ..        160,000            --
   Dividends ................................           --            (7,233)
                                                ------------    ------------
     Net cash (used in) provided by
      financing activities   ................     (7,147,299)      8,231,631
                                                ------------    ------------

NET (DECREASE) INCREASE IN CASH .............        (48,466)        119,351
CASH AT BEGINNING OF PERIOD .................         48,466          14,304
                                                ------------    ------------
CASH AT END OF PERIOD .......................   $       --      $    133,655
                                                ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for interest     $    926,908    $    746,118
                                                ============    ============
NONCASH FINANCING ACTIVITIES:
   Issuance of common shares for:
      Constulting fees.......................   $    292,627    $    891,158
                                                ============    ============
      Loan cost .............................   $    220,927    $    757,465
                                                ============    ============
      Accrued interest ......................   $    18,900     $       --
                                                ============    ============
      Business acquisition ..................   $       --      $    300,000
                                                ============    ============
      Settlement of an amount due to
       vendors and others ...................   $  1,085,000    $    296,842
                                                ============    ============
      Conversion of 10% convertible notes
       payable and accrued interest .........   $  1,521,038    $    118,175
                                                ============    ============
      Conversion of Series C
          preferred shares ..................   $       --      $    150,420
                                                ============    ============
      Cumulative dividends of
        preferred shares ....................   $    107,370    $  1,130,000
                                                ============    ============

   Issuance of promissory note to a vendor ..   $  2,000,000    $       --
                                                ============    ============
BUSINESS ACQUISITIONS:
   Assets acquired ..........................   $       --      $  8,114,162
   Liabilities incurred or assumed ..........           --        (6,064,162)
   Common shares issued .....................           --          (300,000)
                                                ------------    ------------
      Cash used in business acquisitions ....   $       --      $  1,750,000
                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (unaudited)

1. GENERAL

The accompanying unaudited interim financial statements of Consolidated Capital of North America, Inc. (the "Company") include the accounts of the Company and its wholly owned subsidiaries, after elimination of all significant intercompany transactions, accounts and profits. These statements include all adjustments which, in the opinion of management, are necessary to fairly present the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the nine months then ended. The results of operations for this interim period are not necessarily indicative of results to be expected for the full year. During the third quarter of 1999, the Company entered into negotiations with its secured lenders to start the process of disposing of the assets of all of the Company's wholly owned operating subsidiaries. The Company has valued its assets at the estimated amount of cash to be received from the liquidation and will report changes in estimations as they occur.

These interim financial statements should be read in conjunction with the Summary of Significant Accounting Policies and other Notes to Financial Statements included in the Company's annual audited financial statements for the year ended December 31, 1998. Certain prior period amounts have been reclassified to conform with the current period presentation.

2. LIQUIDATION

During the third quarter of 1999, the Company entered into negotiations with its lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders stopped funding advances under the various loan agreements, the Company was forced to lay-off employees and cease operations. As of September 1999, the Company was reviewing offers to sell the assets of all of the subsidiaries of the Company. Therefore, the accompanying financial statements reflect the assets valued at estimated net realizable value as of September 30, 1999. Since no agreements have been reached with the creditors, all liabilities have been included at their historic cost basis. The Company has also estimated the realizable value of the accounts receivable and inventories at the amounts reflected in the historical cost accounting records. The realizable value of the machinery and equipment has been estimated to be equal to the amount of proceeds from the sale of property and equipment of the two California operating subsidiaries that occurred in October 1999, and an offer to sell property and equipment of the Ohio subsidiary received in October 1999. Proceeds from the sale of California assets were used to reduce senior debt. If the amounts realized from the future sale of assets is greater than estimated using this method, the additional proceeds will be used to reduce the unsecured debts. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based upon the most current information then available.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1999
                                   (unaudited)

If amounts realized from the sale of the Ohio assets is greater than estimated using this method, the additional proceeds will be used to reduce the unsecured debts. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based upon the most current information then available.

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

On August 23, 1999, Capitol Metals Co. ("Capitol"), a wholly-owned operating subsidiary of Company, made a general assignment for the benefit of its creditors to Maximum Asset RECOVERY SERVICES, INC. ("MAXIMUM"), AS ASSIGNEE, PURSUANT TO SECTION 493.010 ET. SEQ. of the California Code Civil Procedure. Maximum will liquidate Capitol's assets and will distribute the proceeds thereof, after payment of Maximum's fees and expenses and all other administrative claims, to Capitol's creditors in accordance with applicable law.

Effective as of August 26, 1999, Angeles Metal Trim Co ("Angeles"). A wholly-owned operating subsidiary of the Company, made a general assignment for the benefit of its creditors to C.F. Boham Company, Inc. d/b/a The Hamer Group ("Hamer"), as assignee, PURSUANT TO SECTION 493.010 ET. SEQ. of the California Code of Civil Procedure. Hamer will liquidate Angeles' assets and will distribute the proceeds thereof, after payment of Hamer's fees and expenses and all other administrative claims, to Angeles' creditors in accordance with applicable law.

The Company no longer controls the operations at Capitol Metals Co. ("Capitol"), TPSS Acquisition Corporation ("TPSS") and Angles Metal Trim Co. ("Angeles"), the Company's three wholly owned subsidiaries. These subsidiaries are being liquidated by their senior creditors with the acquiescence of the Company. The Company does not anticipate that the proceeds of such liquidation will be sufficient to provide any distributions to the Company's shareholders. The Company has no interest in business operations other than the three subsidiaries.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1999
                                   (unaudited)

The estimate of realizable value of the assets as of September 30, 1999 as compared to historic cost is based upon the October 1999 sale of assets in California and the offer in Ohio and is as follows:

                                                Estimated
                                               Liquidation          Historical
            Description of Assets                 Value               Basis
----------------------------------------      ------------         ------------
Property and equipment                        $ 5,311,258          $11,823,719
Prepaid and other assets                          263,394            1,598,079
Accounts receivable                             1,058,904            1,058,904
Inventories                                       389,072              534,425
Goodwill                                                -            3,034,271
Deferred loan costs                                     -              235,302
                                              -----------         ------------
                                              $ 7,022,628          $18,284,700
                                              ===========          ===========

3. NOTES PAYABLE

A. Current Debt

On January 12, 1998, the Company established a new financing facility with Congress Financial Corporation ("Congress Financial"). The Congress Financial facility as of September 30, 1999 consists of $2,348,537 in term loans, and revolving lines of credit. The facility shall be hereafter referred to as the "Congress Facility". Interest is payable monthly at a certain bank's prime rate plus 0.75% per annum (8.5% at September 30, 1999). All the advances under the new Congress Facility are collateralized by all of the assets of Angeles and Angeles Acquisition ("Capitol") and are also guaranteed by the Company and CBS.

The Congress Facility contains a number of financial and other non-financial covenants for both Angeles and Capitol and cross default provisions with the Company's other note payable to certain unsecured creditors of $1,300,000 known as the "Binhad Note", all of which was outstanding at September 30, 1999. These loans are currently in default.

The Congress Facility loan agreements were amended on February 1, 1999 and provide, among other things, for a temporary increase (from February 1, 1999 through June 30, 1999) in interest rates from .75% to 1.75% per annum in excess of the bank's prime rate. This amendment provides for additional weekly principal payments of $17,400 for a eight-week period starting February 1, 1999.

In connection with the Toledo Pickling acquisition, the Company assumed two term loans with Finova. The first Finova term loan with an outstanding balance of $2,212,310 at September 30, 1999 bears interest at 11% per annum and is due on December 31, 2000. The second Finova term loan with an outstanding balance of $291,665 at September 30, 1999 bears interest at 11% per annum and is due on

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1999
                                   (unaudited)

December 1, 2000. Each of the term loans contains restrictive covenants and cross default provisions similar to those included in TPSS Acquisition's line of credit agreement, described below and is secured by the TPSS Acquisition's machinery and equipment and is guaranteed by the Company and the former
President and shareholder of Toledo Pickling. At September 30, 1999, TPSS Acquisition was not in compliance with these covenants and has not received waivers. The loan balances were not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the loans are refinanced.

B. Line of Credit

In connection with the Toledo Pickling acquisition, the Company assumed outstanding borrowings under a line of credit with the National Bank of Canada ("NBC") and Finova. The outstanding balance under the line of credit at September 30, 1999 was $83,380. The obligation, which is repayable on demand, is secured by the accounts receivable and inventory of TPSS Acquisition is guaranteed by the Company and the former President and shareholder of Toledo Pickling in the amount of $2.5 million plus all amounts outstanding on the line of credit over $18 million. The line of credit contains certain financial and other covenants including a minimum net worth requirement and a minimum ratio of liabilities to net worth, as well as certain restrictions on capital expenditures, dividends and officers' compensation. At September 30, 1999, TPSS Acquisition was not in compliance with certain provisions of the covenants and has not received waivers. The line of credit balance was not refinanced or repaid on the maturity date of April 12, 1999. The Company is subject to penalties in the amount of $2,000 per day until the balance is refinanced or repaid. These loans are currently in default.

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

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1999
                                   (unaudited)

At any time after issuance and prior to the Maturity Date, the outstanding principal amount of the 10% Notes, any and all accrued and unpaid interest thereon, in whole or in increments of at least $20,000 of principal, may be converted by the holder thereof into common shares of the Company (the "Conversion Shares") at the conversion price equal to the lesser of (i) $1.75 per share or (ii) one of the following conversion prices: (x) on or after August 6, 1998 at a per share price equal to eighty percent (80%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to the conversion date and (y) on or after October 5, 1998 at a per share price equal to seventy-five (75%) of the arithmetic average of the closing bid and ask prices of the Company's common shares for the twenty trading days prior to conversion date. The conversion price is subject to adjustment under specified anti-dilution provisions. As of September 30, 1999, the holders of the 10% Notes have converted $4,199,000 of the 10% Notes, thus leaving $801,000 of the principal amount outstanding at September 30, 1999. During January 1999, the Company issued 1,308,811 of its common shares for the conversion of $173,000 of the 10% Notes plus accrued interest of $4,729. Subsequent to September 30, 1999, the holders of the 10% Notes have converted $20,000 of the 10% Notes into 1,025,563 of common shares of the Company. The maturity date of the remaining outstanding 10% Notes has been extended to January 15, 2000. In connection with the extension described above, in April 1999 the Company issued to the holders of the $2 million outstanding 10% Notes warrants to purchase an aggregate of 2,000,000 common shares at $.20 per share. These warrants expire on March 6, 2004. The Company has agreed to promptly register the common shares underlying the warrants with the Securities and Exchange Commission. During May 1999, 436,444 common shares were issued to the holders of the 10% notes for interest due on April 1, 1999. During November 1999, 1,372,128 Common Shares were issued to the holders of the 10% notes for interest due on October 1, 1999.

D. 18% Convertible Notes Payable

In October 1998, the Company issued and sold, in a private placement, an aggregate of $1,568,900 of its 18% convertible notes payable (the "18% Notes"), pursuant to the terms of a Note Purchase Agreement between the Company and Capital Fund Leasing, LLC, the purchaser of a 15% convertible note of the Company. The 18% Notes were issued to refinance the principal and accrued interest on the 15% convertible note which had been issued during 1998. The proceeds were used for working capital. Principal in the amount of $18,900 was paid by the Company during January 1999 by issuing 157,500 common shares of the Company based upon a price of $.12 per share. Interest on the $1,550,000, computed at the rate of 18% per annum was paid on January 19, 1999, the original maturity date of the 18% Notes (the "Maturity Date"). The Company has issued to the noteholder 800,000 common shares as additional consideration in connection with the issuance of the 18% Notes. The Company had the option to extend the Maturity Date for two additional ninety-day periods by giving notice to the noteholder of such extension at least thirty days prior to the original or extended Maturity Date, as applicable. The Company extended the maturity date of the 18% Notes from January 19, 1999 to April 19, 1999 and issued to Capital Fund Leasing 450,000 common shares in January 1999. In addition, the Company also extended the Maturity Date from April 19, 1999 to July 18, 1999 in March 1999 and issued Capital Fund Leasing 450,000 common shares in March 1999, in connection with the extension.

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1999
                                   (unaudited)

In April 1999, Capital Fund Leasing, extended the payment date through January 15, 2000. In connection with such extension, the Company issued to Capital Fund Leasing warrants to purchase 1,550,000 common Share at $.20 per share. The warrants will expire on March 6, 2004. The Company has agreed to promptly register the common shares underlying the warrant.

E. Other Notes Payable

In connection with the Capitol acquisition, Capitol issued to the unsecured creditors of Old Capitol ("Binhad") $1,500,000 in promissory notes, bearing interest at 9% per annum ("Binhad Notes"). During April 1999, the unpaid principal of the Binhad Notes of $1,300,000 was combined into a single note which calls for a payment of $409,426 including accrued interest due on April 30, 1999 with monthly payment from May 15, 1999 through June 15, 2000 of $67,707 plus interest at 10% annum. Payment was not made on April 30 and the note is currently in default.

In connection with the acquisition of TPSS Acquisition, 4,784,689 common shares were issued during January 1999 to U.S. Steel Group of USX Corporation ("USX") in satisfaction of Toledo Pickling's debt of $1,000,000. The Company also issued a promissory note to USX in the amount of $2,000,000, with interest at 8% per annum, payable quarterly in the amount of $166,667 including principal and interest beginning on March 1, 1999. The note is due in full on December 1, 2001. The holder of this note may at any time prior to maturity convert the principal amount thereof remaining outstanding into the Company's common shares at the conversion ratio of $.209 of principal for one common share, or an aggregate of 9,569,378 shares. The Company made the first payment due on March 1, 1999 on the promissory note. Currently this note is in default.

The Company received a $1,250,000 loan in connection with the TPSS Acquisition from Security Income Trust L.P. ("SIT"), a privately-held company controlled by a director and officer of the Company. The loan is evidenced by a promissory note of the Company dated January 11, 1999, with an 18% annual rate of interest payable in arrears together with the principal on July 10, 1999. The Company issued 1,000,000 common shares to SIT as additional consideration for purchasing the note. The Company may, at its option, extend the maturity date of the note for two successive ninety-day periods. In consideration of and at the time of each such extension, the Company shall issue to SIT 1,000,000 common shares of the Company. The Company during November 1999, issued 1,000,000 of its common shares for the second and final extension of the maturity date.

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

                   CONSOLIDATED CAPITAL OF NORTH AMERICA, INC.

                               SEPTEMBER 30, 1999
                                   (unaudited)

4. DIVIDENDS

As of September 30, 1999, the Company has a liability for the dividends accrued to the preferred shareholders for the Series A and Series B preferred shares, which amount to $156,235 and $94,295, respectively.

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

Common shares equivalents were not considered as they would be anti-dilutive. The impact under the treasury stock method of dilutive stock options and warrants would have been 0 and 516,949 common shares for the nine months ended September 30, 1999 and 1998, respectively.

6. SUBSEQUENT EVENTS

During October 1999, the liquidators of Capitol and Angeles sold all of their property and equipment. The proceeds were used to pay the senior lenders. None of these proceeds were used to pay unsecured creditors.

Also, during October 1999, the receiver for TPSS received an offer to acquire certain assets of TPSS. At the present time this offer has not yet been accepted by the receiver for TPSS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

During the third quarter of 1999, the Company reported net sales of only $1,545,408 as compared with net sales for the third quarter of 1998 of $5,545,242, representing a decrease of $3,999,834. The decrease in sales was related to the discontinuation of business during the third quarter of 1999. The Company had operating operations for part of the third quarter 1999, and started liquidation during this time.

During the nine months of 1999, the Company reported net sales of $26,602,198 as compared with net sales for the nine months of 1998 of $15,908,469. Net sales during the nine months of 1999 included $20,375,151 of sales by TPSS Acquisition. Sales in the first three quarters of 1999 for Angeles and Capitol decreased to $6,227,047 in the first three quarters of 1999 as compared to $10,089,129 in the same period of 1998.

Cost of goods sold for all entities amounted to $2,231,211for the third quarter in 1999 resulting in a gross loss margin. The lower gross profit margin resulted mainly from the fact that the Company was in liquidation during the third quarter of 1999.

Cost of goods sold for all entities amounted to $24,209,784 for the nine months of 1999 resulting in a gross margin of 9% of net sales for this period. The decrease in gross profit percentage resulted mainly from the closing of operations of the Company during the third quarter of 1999.

Operating expenses decreased by $1,542,441, to $1,144,516 for the third quarter of 1999 from $2,686,957 in the third quarter of 1998. The decrease is primarily attributable to the decision to liquidate the Company's operating subsidiaries.

Operating expenses increased by $527,051, to $8,166,169 for the nine months of 1999 from $7,639,118 during the same period in 1998. The increase is primarily attributable to an increase in general and administrative expenses and payroll.

Interest expense decreased by $1,354,812 to $466,125 in the third quarter of 1999 as compared to $1,820,937 in the third quarter of 1998. All of this decrease was as a result of the liquidation process started during the third quarter 1999. Interest expense decreased by $285,575, to $3,391,282 for nine months of 1999 as compared to $3,676,857 in the same period of 1998.

As a result the Company being in the process of being liquidated, a charge for the estimated loss from liquidation of $11,262,072 is included as of September 30, 1999. This estimated loss is $1,032,290 less than the loss reported as of June 30, 1999 as a result of using more current values based upon a sale and an offer to buy received in October 1999. For more details please refer to the accompanying notes to the financial statements appearing elsewhere in this report.

The Company reported a net loss for the three months ended September 30, 1999 of $1,131,026 as compared to a net loss of $3,404,071 for the same period in 1998. The Company reported a loss for the three months ended September 30, 1999 of $1,166,816 ($.02 per share) including the preferred dividends of $35,790. For the quarter ended September 30, 1999 the Company had 73,096,458 weighted average number of common shares outstanding as compared to 21,181,132 common shares as of September 30, 1998.

The Company reported a net loss for the nine months ended September 30, 1999 of $20,265,544 as compared to a net loss of $9,533,372 for the same period in 1998. Including the discount attributable to the conversion value of preferred shares and warrants of $761,917 and dividends of $157,653, the Company reported a loss for the nine months ended September 30, 1998 of $10,452,942 ($.54 per share). The loss for the nine months ended September 30, 1999 amounts to $20,372,914 including dividends of $107,370 or a per share loss of $.32. As of September 30, 1999, the Company had 63,185,329 weighted average number of common shares outstanding as compared to 19,189,533 common shares outstanding as of September 30, 1998.

The Company no longer controls the operations at Capitol Metals Co. ("Capitol"), TPSS Acquisition Corporation ("TPSS") and Angeles Metal Trim Co. ("Angeles"), the Company's three wholly owned subsidiaries. These subsidiaries are being liquidated by their senior creditors with the acquiescence of the Company. The Company does not anticipate that the proceeds of such liquidation will be sufficient to provide any distributions to the Company's shareholders, The Company has no interests in business operations other than the three subsidiaries.

On August 23, 1999, Capitol Metals Co. ("Capitol"), a wholly-owned operating subsidiary of Company, made a general assignment for the benefit of its creditors to Maximum Asset RECOVERY SERVICES, INC. ("MAXIMUM"), AS ASSIGNEE, PURSUANT TO SECTION 493.010 ET. SEQ. of the California Code Civil Procedure. Maximum will liquidate Capitol's assets and will distribute the proceeds thereof, after payment of Maximum's fees and expenses and all other administrative claims, to Capitol's creditors in accordance with applicable law.

Effective as of August 26, 1999, Angeles Metal Trim Co ("Angeles"). A wholly-owned operating subsidiary of the Company, made a general assignment for the benefit of its creditors to C.F. Boham Company, Inc. d/b/a The Hamer Group ("Hamer"), as assignee, PURSUANT TO SECTION 493.010 ET. SEQ. of the California Code of Civil Procedure. Hamer will liquidate Angeles' assets and will distribute the proceeds thereof, after payment of Hamer's fees and expenses and all other administrative claims, to Angeles' creditors in accordance with applicable law.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

Cash flows provided by operations were $7,114,217 for the nine months ended September 30, 1999 as compared to $5,687,748 used in operations for the first nine months ended September 30, 1998. The increase in cash provided by operations for the nine months ended September 30, 1999 was a result of the impact of the liquidation process starting the third quarter of 1999. Cash flows used in investing activities for the third quarter of 1998 amounted to approximately $2.4 million as compared to cash used from the same period in 1999 of approximately $15,000.

During the third quarter of 1999, the Company entered into negotiations with its lenders to start the process of disposing of the assets of the Company's wholly owned operating subsidiaries. Since the secured lenders stopped funding advances under the various loan agreements, the Company was forced to lay-off employees and cease operations. The Company is currently reviewing offers to sell the assets of all of the subsidiaries of the Company. Therefore, the accompanying financial statements reflect the assets valued at estimated net realizable value as of September 30, 1999. Since no agreements have been reached with the creditors, all liabilities have been included at their historic cost basis. The Company also has estimated the realizable value of the accounts receivable and inventories at the amounts reflected in the historical cost accounting records. The realizable value of the machinery and equipment has been estimated to be equal to the amount proceeds from the property and equipment of the two California operating subsidiaries that occurred in October 1999, and an offer to sell property and equipment of the Ohio subsidiary received in October 1999. Proceeds from the sale of California assets were used to reduce senior debt. If the amounts realized from the sales of assets is greater than estimated using this method, the additional proceeds will be used to reduce the unsecured debts. It is at least reasonably possible that the amounts expected to be realized in the liquidation process will change in the future. Future reporting will reflect any changes in estimated values based upon the most current information then available.

The estimate of realizable value of the assets as of September 30, 1999 as compared to historic cost is as follows:

                                                Estimated
                                               Liquidation          Historical
            Description of Assets                 Value                Basis
----------------------------------------       -----------          -----------
Property and equipment                         $5,311,258          $11,823,719
Prepaid and other assets                          263,394            1,598,079
Accounts receivable                             1,058,904            1,058,904
Inventories                                       389,072              534,425
Goodwill                                                -            3,034,271
Deferred loan costs                                     -              235,302
                                               ----------          -----------
                                               $7,022,628          $18,284,700
                                               ==========          ===========

SAFE HARBOR STATEMENT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those stated in the forward-looking statements. Factors that could cause actual results to differ materially include, among others, the ability to dispose of the assets of its wholly owned operating subsidiaries and the ability to generate sufficient funds to make adequate payments to all creditors.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On August 12, 1999, Campbell Investors, FINOVA Capital Corp. and National Bank of Canada filed a complaint against TPSS Acquisition ("TPSS") in the Court of Common Pleas of Lucas County Ohio (Case No. C10199903672), seeking amounts allegedly due with respect to lease agreement and certain loan agreements, which were assumed by TPSS. In connection with that litigation, the Plaintiffs sought and, on August 20, 1999, received an Order appointing Ralph DeNune as receiver to take control and dispose of TPSS's assets.

As discussed elsewhere in this report, during the third quarter of 1999, the Company entered into negotiations with its lenders to start the process of liquidating the assets of the Company's operating subsidiaries and paying off creditors to the extent possible. As a result, the Company has laid-off all employees and ceased operations. In connection with these events, several creditors of the Company and its subsidiaries have filed legal proceedings to collect obligations that have not been paid and are now in default. Such legal proceedings are listed below. The Company and its subsidiaries are not taking any action to defend against these collection proceedings. Management does not expect that the liquidation of the Company's operating subsidiaries will result in sufficient cash to pay off all creditors and claimant in the listed proceedings. In the following list the Company is referred to as "CDNO", and its subsidiaries, Angeles Metal Trim Co., Capitol Metal Co., and TPSS Acquisition Corporation are referred to as AMS, CMC and TPSS, respectively.

     1. STAR RENTALS, INC. VS. AMS, SUPERIOR COURT OF WASHINGTON FOR KING COUNTY, Re: Unpaid invoice for $7,018.48 plus interest and legal fees.

     2. S. M. BERNAL VS. AMS, Municipal Court of California, County of Los Angeles, Case # 99N00418, Re: Unpaid invoice plus interest and legal fees in the amount of $22,802.78.

     3. R. B. BROWNS TRUCKING, INC. VS. CDNO, AMS, RICHARD BAILEY, CARL CASARETO AND CMC, Circuit Court for Oregon, Case # 99-2036-L-2, Re:
          Unpaid invoices in the amount of $11,300.00 plus interest and legal fees.

     4. BINHAD, INC. VS. CMC & CDNO, United States Bankruptcy Court, Central District of California-Central Division, Case # LA 97-48259-KM, Unpaid note payments of $133,621.01.

     5. USS-POSCO INDUSTRIES, A CALIFORNIA PARTNERSHIP VS. AMS & CDNO, Superior Court of the State of California for the County of Contra Costa, Case # C99-02894, Re: Unpaid invoices in the sum of $1,542,848.44 plus interest and legal fees.

     6. BENNETT PAPER & SUPPLY COMPANY, INC. VS. AMS, District Court of the State of Washington for the County of Clark, Case # 264466-2, Re:
          Unpaid invoices in the amount of $370.06 plus legal fees of $250.00.

     7. FRED G. DUCOLON, ET AL., VS. AMS, Superior Court of the State of Washington for the County of Pierce, Case # 99-2-10417-5, Re: Eviction notice and unpaid rent in the amount of $30,854.11 plus additional fees.

     8. JONES-HAMILTON CO. VS. CMC, Superior Court of California, County of Alameda, Unpaid invoices in the amount of $11,354.50 plus interest and legal fees.

     9. JOHN CUPP VS. CDNO, Labor Commissioner, State of California, Case # 05017160, Re: Unpaid wages and expenses in the amount of $16,762.09.

     10. THE SHERWIN WILLIAMS COMPANY VS. CMC, Municipal Court of California, County of Los Angeles, Case # 99N00633, Re: Unpaid invoices in the amount of $2,961.64 plus interest and legal fees.

     11. DANIEL KINGSTON CABLE VS. AMS, Superior Court of Washington for Clark County, Case # 992035783, Re: Eviction notice and unpaid rent in the amount of $12,360.00 and plus legal fees.

     12. MULTIVEST INTERNATIONAL, LTD. VS. CMC, Superior Court of California, County of San Diego, Case # GIC732307, Re: Unpaid invoices in the amount of $375.50.

     13. MICHAEL JOHNSON VS. CDNO, Labor Commissioner, State of California, Case # 05017224, Re: Unpaid wages in the amount of $14,711.49.

     14. KEY TRANSPORTATION SERVICE, INC. VS. AMS, Circuit Court of Oregon for Jackson County, Case # 993004L4, Re: Unpaid invoice for $1,025.00 plus interest and legal fees.

     15. COMMERCE CLEARING COMPANY LLC VS. PAUL BAGLEY, CARL CASARETO, CMC & CDNO, Case # 99C1862, Re: Unpaid invoices in the amount of $15,741.55 plus interest and legal fees.

     16. MANNESMANN PIPE & STEEL VS. CMC, Superior Court of California, County of Los Angeles, Case # BS059323, Re: Unpaid invoices in the amount of $42,000.37 plus interest.

     17. ROLLINS LEASING CORPORATION VS. AMS, District Court of Washington for Clark County, Case # 2659034, Re: Unpaid rental charges in the amount of $9,482.25 plus interest and legal fees.

     18. CAMPBELL INVESTORS, ET AL, VS. TPSS, Court of Common Pleas of Lucas County, Ohio, Case # CI-01999-3672, Re: Transfer of life insurance policy to Mr. Keller in partial satisfaction of his claims. TPSS has recorded an obligation regarding this matter in the amount of $100,000.00

     19. EQUAL EMPLOYMENT OPPORTUNITY COMMISSION (OHIO) VS. TPSS & CDNO, Charge # 220A00018, Re: Age discrimination in employment as filed by Mr. Keller.

     20. FIRST ENERGY CORP. AND THE TOLEDO EDISON COMPANY VS. TPSS, Court of Common Pleas for Lucas County, Ohio, Case # CIO 199904227, Re: Unpaid invoices amounting to $129,433.15 plus interest and legal fees.

     21. DANAT INVESTMENT COMPANY VS CDNO, Superior Court State of California for the County of Los Angeles, Case #YS007640, RE: Unpaid rent of $371,827.69 plus interest and legal fees.

          The Company is involved from time to time in other routine litigation and claims that are incidental to its businesses. It is not anticipated by management that such litigation and claims will have a material adverse effect on the Company's consolidated financial condition.

Item 2. Changes in Securities

During the quarter ended September 30, 1999, the Company issued the following common shares:

                                                               Number
                   Description                                 Shares
---------------------------------------------------         -----------
Issued to various noteholders of the 10%
convertible notes for $1,199,000 in conversions
and $44,583 in accrued interest                              32,601,156

Issued to a noteholder in order to extend the
maturity date                                                 1,000,000

Issued to an individual for consulting fees                   2,500,000
                                                             ----------
        Total additional shares issued                       36,101,156

All of the above issuances were exempt from registration under Sections 4(2) of the Securities Act of 1933, as amended except for conversion of notes that were exempt under Section 3(a) (9) of the Securities Act of 1933, or amended.

Item 3. The Company is currently in default with the following senior lenders:

                                                         September 30, 1999
                                                               Unpaid
               Names                                           Balance
---------------------------------------------------      ------------------
Congress Financial Corporation                               $ 2,348,537
Finova Capital Corporation - A and B Loans                   $ 2,503,975
National Bank of Canada and Finova Capital
 Corporation Line of Credit                                  $    83,380


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits to be filed:

    Exhibit No.         Description
       27.1        Financial Data Schedule.

(b) Reports on Form 8-K:


Form 8-K of the Company, filed on August 23, 1999, reporting in Item 3 the appointment of a receiver for the Company's wholly owned subsidiary, TPSS
Acquisition Corporation, in Item 4 a change in the Company's certifying accountant, and in Item 5 that the Company's three subsidiaries are being liquidated by their senior lenders with the acquiescence of the Company.

Form 8-K of the Company, filed on September 27, 1999, reporting in Item 2 the general assignment for the benefit of creditors by two of the Company's wholly-owned subsidiaries, Capitol Metals Co. and Angeles Metal Trim Co.

Form 8-K/A of the Company filed on September 23, 1999, containing the letter of the Company's former certifying accountant.

                                    SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Consolidated Capital of North America, Inc.
                                  (Registrant)






Date:  November 22, 199  9        BY:    /S/ Donald R. Jackson
                                  ------------------------------------------
                                     Donald R. Jackson
                                     Treasurer